Form 10-K
period 2021-12-31
Hour Loop, Inc
filed 2022-04-01
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20 ____, to ______, 20_____.

Commission File Number 001-41204

HOUR LOOP, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2869399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8201 164th Ave. NE Redmond, VA	98052-7615
(Address of principal executive offices)	(Zip Code)

(206) 385-0488, ext. 100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HOUR	The Nasdaq Capital Market

Securities registered pursuant to section 12(g) of the Act:

N/A
(Title of class)

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on The Nasdaq Capital Market on January 7, 2022. The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $3.23 per share of common stock as of March 28, 2022 was $5,571,750.

As of March 29, 2022, there were 35,032,753 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	the level of demand for our products and services;
●	competition in our markets;
●	our ability to grow and manage growth profitably;
●	our ability to access additional capital;
●	changes in applicable laws or regulations;
●	our ability to attract and retain qualified personnel;
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and
●	other risks and uncertainties, including those listed under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

This Business section, along with other sections of this annual report on Form 10-K, includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data and we do not make any representation as to the accuracy of the information. Unless the context otherwise requires, “Hour Loop,” “we,” “us,” “our,” or the “Company” refers to Hour Loop, Inc. and its consolidated subsidiaries.

Overview

Our Business

We are an online retailer engaged in e-commerce retailing in the U.S. market. We have operated as a third-party seller on www.amazon.com since 2013. We have also sold merchandise on our website at www.hourloop.com since 2013. We expanded our operations to www.walmart.com in October 2020. To date, we have generated practically all of our revenue as a third-party seller on www.amazon.com and only a negligible amount of revenue from our operations on our website at www.hourloop.com and as a third-party seller on www.walmart.com. We manage more than 100,000 stock-keeping units (“SKUs”). Product categories include home/garden décor, toys, kitchenware, apparels, and electronics. Our primary strategy is to bring most of our vendors product selections to the customers. We have advanced software that assists us in identifying product gaps so we can keep such products in stock year-round including the entirety of the last quarter (holiday season) of the calendar year (“Q4”). In upcoming years, we plan to expand our business rapidly by increasing the number of business managers, vendors and SKUs.

Business Model

There are three main types of business models on Amazon: wholesale, private label and retail arbitrage. Our business model is wholesale, also known as reselling, which refers to buying products in bulk directly from the brand or manufacturer at a wholesale price and making a profit by selling the product on Amazon. We sell merchandise on Amazon and the sales are fulfilled by Amazon. We pay Amazon fees for allowing us to sell on their platform. Our relationship with Walmart is also similar. We pay Walmart fees for allowing us to sell our merchandise on their platform. As stated above, to date, we have generated only a negligible amount of revenues as a third-party seller on www.walmart.com.

The advantages of selling via a wholesale model:

-	Purchase lower unit quantities with wholesale orders than private label products.
-	Selling wholesale is less time intensive and easier to scale than sourcing products via retail arbitrage.
-	More brands will want to work with us because we can provide broader Amazon presence.

The challenges of selling via a wholesale model:

-	Fierce competition on listing for Buy Box on amazon.com (as described below).
-	Developing and maintaining relationships with brand manufacturers.

Market description/opportunities

Total retail sales increased 6.9% to $4.04 trillion in 2020 from $3.78 trillion in 2019. Consumers spent $861.12 billion online with U.S. merchants in 2020, which is around 21.3% of total retail sales for 2020, compared to 15.8% for 2019.

Amazon accounted for nearly a third of all e-commerce in the United States. With a more than 5% gain in e-commerce penetration for U.S. retail sales in 2020, we anticipate a larger market in the upcoming years.

Formation and Management

We were originally incorporated under the laws of the State of Washington on January 13, 2015. However, we converted from a Washington corporation to a Delaware corporation on April 7, 2021. The company was founded in 2013 by Sam Lai and Maggie Yu. With their vision, leadership, and software development skills, the company grew rapidly. From 2013 to 2021, sales grew from $0 to $62,792,981.

Competitive advantage

Among 9.7 million sellers on Amazon, we believe we have two main competitive advantages. First, we have strong operations and sales teams experienced in listing, shipment, advertising, reconciliation and sales. By delivering high quality results and enhancing procedures through the process, our teams are competitive. Second, we believe our proprietary software system gives us an advantage over our competition. The system is highly customized to our business model; it collects and processes large amounts of data every day to optimize our operation and sales. Through advanced software, we can identify product gaps and keep them in stock all year round.

With respect to our advertising strategy, we advertise those products that we estimate will have greater demand based on our experience. This lets us allocate our advertising budget in a fashion that delivers positive value. We advertise our products on Amazon. We allocate our advertising dollars prudently. This is accomplished by advertising items that deliver the most return for our advertising spending. We monitor the items being advertised by our competitors. On the operations side, we constantly refine our processes based on learnings from historical data. The combination of managing the business operations effectively along with allocating our advertising budget to high value items allows us to grow profitably. In cases, where the advertising is fierce, we allocate the spending appropriately. Our strategy for competing with larger competitors is to monitor their pricing and not compete with them when their pricing is low or at a loss. Competitors sell at low prices or at a loss due to a variety of reasons, including, but not limited to, their desire to liquidate inventory or achieve short term increase in revenue. During these times, we avoid matching their prices. This strategy allows us to stay profitable.

Historical Performance

Our year end gross revenues and net profits from 2013 through 2021 is presented in the table below:

		Year-over-			Year-over
Year	Revenue	Year %	Income	Net Income %	-Year %
2013	$26,135	-	$4,682	18%	-
2014	$1,102,237	4117%	$150,300	14%	3110%
2015	$2,567,267	133%	$228,009	9%	52%
2016	$7,337,012	186%	$77,752	1%	NA
2017	$17,487,124	138%	$-122,176	-1%	-257%
2018	$24,402,144	40%	$657,821	3%	NA
2019	$26,564,693	9%	$-423,073	-2%	-165%
2020	$38,655,264	46%	$3,820,698	10%	NA
2021	$62,792,981	62%	$4,779,083	8%	25%

In 2021 and 2020, 100% of our revenue was through or with the Amazon sales platform.

Pricing Strategy and Policies

In an ideal world, we would like to price our products at key stone pricing or double wholesale cost. However, we operate in a hyper competitive environment and we must stay competitive. Therefore, we must draw a good balance between gross margin and revenue. Our main objectives focus on increasing volume and maximizing profits, which is achieved with a customized auto pricing system we developed internally, in combination with well-trained business managers’ judgment on pricing skills as well as constant monitoring. One principal feature of the pricing system is that it automatically syncs public data of competing offers from Amazon regularly, so business managers can make price settings and adjustments based on accurate data, and thus be able to set optimal selling prices for products. In addition, the system is constantly improved with new features and optimizations.

At a high level, our automated pricing tool helps us stay competitive while our business managers mainly focus on increasing gross margins. Our proprietary repricing tool analyze sales trend, projected sales, inventory age, inventory cost, potential profits, FBA fees, competing offers, and seasonality and determines an urgency level, then depending on the level of urgency, it automatically adjusts prices accordingly.

Business managers, after establishing the bases for prices, begin to develop pricing strategies for each product while taking the current market conditions, company goals (ex: increasing short-term or long-term profits) and strategies into consideration. Furthermore, business managers consider different marketing segments such as costs and competitions in order to develop effective pricing strategies and policies.

The following subsections provide more insight into various pricing strategies we have developed over the years. Our internal training mainly focuses on competition-based pricing policy and value-based pricing policy.

1.	Competition-Based Pricing Policy: 20% of our products are toys, which are extremely popular and competitive. In this type of environment where volume is high but gross margin is low, our main strategy is to purchase large quantities, so we can increase sales volume and price competitively while maintaining an average return on investment (“ROI”) of at least 15%. We are using the competition-based pricing policy to match competitor’s prices, which means constantly winning Buy Box (as described below). Our pricing system is capable of automatically matching all Buy Box.

2.	Promotional Pricing Policy: To boost lagging sales, we adapted our own promotional pricing policy, which involves offering modest discounts on products with inventory age over 45 days, which proves to be a cost-effective at reducing the number of low turn-over SKUs.

3.	Value-Based Pricing Policy: We incorporate a value-based pricing strategy when inventories are constrained, which can happen when customer demand suddenly spikes due to external factors, supply shortage, or seasonal spikes. We set prices to reflect the value perceived by customers, especially on products under gift categories when consumer demands are higher. Contrary to a typical seller, we opt to maintain high gross margin instead of marking down prices and running special deals during the high-demand season during Q4. Therefore, business managers can achieve increases in both sales and high average ROI of 40%.

Buy Box on amazon.com is the top right section on a product page where customers can directly add items to their shopping carts. Since many sellers on amazon.com can sell the same product, they must compete to “win the Buy Box” for a certain product. Winning the Amazon Buy Box simply means that you were chosen for the Buy Box placement. When you win this placement, customers have a button to directly add your product to their carts, giving you an advantage over competing sellers. For a seller to be eligible for the Buy Box, they must meet a set of performance-based requirements including order defect rate, customer shopping experience, time and experience on the Amazon selling platform, and status as a professional seller.

Overview of Market & Competition

According to Marketplace Pulse, U.S. e-commerce grew 32% in 2020 to reach $790 billion, up from $598 billion the year before. According to the Department of Commerce, e-commerce represented 14% of total retail spending, a significant increase from 11.3% in 2019.

For the past 10 years, e-commerce in the U.S. grew, on average, 15% year-over-year. In 2020, the market reached a total sales figure it would have otherwise gotten to in 2021. Thus, two years of e-commerce growth in one year.

According to Marketplace Pulse, Amazon was one of the big winners in the fourth quarter, a record quarter with nearly $250 billion in e-commerce spending. While during the first two quarters boosted by the pandemic - Q2 and Q3 - it grew at or below the overall U.S. e-commerce growth rate. In the fourth quarter, Amazon grew faster than the market (based on a naive comparison of its reported North America segment growth). Its fulfillment capacity allowed the company to be more confident with deliveries than its main rivals.

Target market size

Total Addressable Market

As an e-commerce company retailing in the U.S. market, our total addressable market covers all U.S. residents with Internet access, where segmentally includes repeat customers and new customers to online shopping every year.

Growth of E-commerce vs. Total Retail Sales

According to the U.S. Department of Commerce data, the e-commerce’s share of total retail sales has steadily been on the rise, where total volume increased by an incredible 44% of year-over-year growth. The total retail sales increased by 6.9% to $4.04 trillion from 2019 to 2020, and all growths came from the e-commerce sales. Consumers spent $861.12 billion online with U.S. merchants in 2020, which is around 21.3% of total retail sales for the year compared to 15.8% in 2019. The strong growth of U.S. online spending shows the future potential of our target market size. The U.S. e-commerce sales accounted for more than 20% of total retail sales in 2020, and Amazon represented one-third of the total.

Growth of Amazon Prime Members

In 2021, Amazon had over 150 million Prime Members in the U.S., and we were seeing continuous year-over-year growth over the past years. The number of Amazon Prime users in the U.S. is forecasted to reach more than 153 million by 2022, with 3% annual growth.

Operational Advantages

According to Marketplace Pulse, Hour Loop is one of the top 100 third-party sellers on U.S. Amazon. In 2019 there were only 18,000 sellers, out of 2,700,000 (or 0.67%) that exceeded $1 million in annual sales. Our sales in 2019 were $26.6 million.

Automation

We developed a proprietary software that is tailor made to all our operational needs. This includes managing order review process, shipment managements, inventory management, accounting, and complete end-to-end third-party integrations. This allows us to scale, reduce cost, and improve quality.

Profitability Management

We have experienced operations managers tracking team performances with key performance indicators. We have departments specializing in logistic costs, advertising, marketing, and product management. We hold monthly process reviews to identify early red flags and look for areas to optimize. Each quarter we set increasingly difficult bars both to grow gross margin and further reduce expenses.

Continuous Process Optimization

In order to improve operating efficiencies, we have effective process optimization adapting to the changing policies of the e-commerce marketplace. We continuously analyze our performance based on data. We conduct pricing, inventory planning and profitability analysis using this data. This analysis provides us with insights on the processes that add the most value. Using these insights, we develop guidelines that help us improve our operations. These guidelines are incorporated into our operations which include (but are not limited to), identifying and ordering at optimal inventory levels, managing merchandise storage costs, optimizing transit times, and pricing at appropriate levels. Our operations staff follows these guidelines which help them perform optimally. By continuously analyzing data, we are able to find insights for improving our business. This drives continuous process optimization and its implementation into our operations. In addition, our proprietary software allows us to continually accelerate process effectiveness based on specific requirements. Over time, our system eliminates unnecessary procedures that could be replaced by an advanced algorithm. For instance, we simplify Fulfillment by Amazon (“FBA”) shipments process through application programming interface (“API”) integration. Our self-developed system also tracks insightful analysis of our profitability, clearer visualizes the drivers and optimums to better manage operational costs. We monitor operational parameters that drive our business and proactively try to optimize them. These include fine tuning our item selection, managing our inventory levels, estimating demand and pricing to maximize our profitability.

Data-Driven Approach

We make decisions based on analysis and interpretation of the data sets rather than observations over the market trend. By standardizing processes and combine data-driven management, we can ensure the organization maintains consistency that is high quality. Our business managers use historical data and sales projection provided by our proprietary software to find potential product gaps and keep products in stock all year round. This advantage enables powerful predictive insights in correlating real-time data with past sales patterns.

Training Programs

Our effective training programs accelerates employees’ professional development and enables the company to hire new graduates or people without experience. Our training programs are very task-specific and we continually improve the materials in order to fit new industry needs. Other than the training material, we assign mentors to evaluate and monitor trainees’ performance at each stage of the training program.

Task Generalization

By generalizing each task with a standard process, we are able to shift assignments at regular intervals in order to find the most suitable employee for each specific task. Moreover, business managers are also able to rotate the vendors they manage easily. This allows our organization to effectively and consistently manage a vendor when a key employee who previously managed such vendor is no longer with the company. In addition, the task generalization allows the company to hire remote teams to further reduce labor costs.

Multicultural Management

We have a multicultural management team that is linguistically and culturally diverse in order to make judgments from different perspectives. Our remote teams in Taiwan and the Philippines provide diverse professional insights on specific tasks.

Technological advantages

Our software architecture was designed from the ground up to be scalable, secured, and easily extensible. By using JRuby on Rails, we can make use the best parts of Java, Ruby, and Rails without paying for their disadvantages. For example, we can use the massive collections of Java library, portability, speed, multi-threading, and maturity, but we do not have to be tied down with verbose code and strict typing. Rails allow us to quickly build web pages and integrate both the frontend and the backend. The application runs on Amazon Web Services (“AWS”) and can be easily scaled up to as many hosts as needed. It is accessible from a browser, so there is no need to setup or install anything on the client-side.

Cost advantage

Access to Low Product Costs

We lower our product average costs by direct import items that have high volume, purchasing in bulk with better prices, and negotiating discounts or rebates over increased purchase volume every year. Our strong growth of purchase every year allows us to negotiate better discounts than the rivals. Therefore, we have the cost advantages to compete at low prices.

Efficient Processes and Technologies

Our proprietary software allows us to tailor make tools based on our specific use cases and leverage technologies to greatly reduce manual operations. We also saved the expense of using third-party software in managing inventory, orders, product listings, and especially the advertising analytic tool.

Low Distribution and Logistic costs

We saved the cost of managing the warehouse, shipping, and product distribution as we are enrolled in Amazon’s FBA program. The program allows us to reduce fixed costs of the physical assets and quickly scale up the business without thinking much about infrastructure complexity. Apart from using the FBA program, we also use FedEx, Amazon partnered carrier, Amazon Freight, and Amazon Global Logistics to reduce expense. The competitive shipping rates we secured provide us a cost-efficient way to deliver shipments from overseas and domestic to Amazon warehouse.

Efficiently Managed Operations

We have a good management structure within the firm and a data-driven system that allows employees to manage tasks quickly and cost-efficiently.

Reduced Labor Costs

Our labor cost is below 5% of our revenue.   We leverage third-party logistic companies to forward or prep our shipments to Amazon, which reduces our logistic operation labor costs. We also worked with labor outsourcing partner located in Philippines. They provide virtual assistants to help us with data entries and repetitive work, which is a very cost-effective way to do a lot of grunt work.

Key Competitors by Market Size/Share

Our key competitor is Amazon Retail. Amazon Retail frequently buys from the same brands we sell and sells them at a loss. Amazon Retails offers can be identified by the “Sold by Amazon” tag on Amazon’s site, and they are formed by the two components: (i) Amazon Vendor Central, and (ii) Sold by Amazon program. We do not consider other third-party sellers as key competitors, because none of them represent enough market share to influence sales outcome. The addressable market is incredibly vast, thus we believe there are plenty of opportunities for everyone.

Amazon Vendor Central

Amazon Vendor Central allows manufacturers and brand owners to sell directly to Amazon as a first-party seller. This is one of the key competitive factors as Amazon usually buys bulk from the brands and sells at a very low price, which leads to hyper-competitive pricing. On pricing control, Amazon does not always follow the Minimum Advertised Pricing guidelines from manufacturers, which also puts us at a disadvantage when selling the same products.

Sold by Amazon Program

With the rise of e-commerce platforms, Amazon is looking for opportunities to attract customers away from its retail store rivals. In 2019, Amazon rolled out a new program entitled Sold by Amazon (“SBA”) to help sellers grow their business. This program gives brand owners the control of inventory management and listings with Amazon having the authority to constantly monitor and change the price to make sure customers are getting the best deals. Once the products are enrolled in the SBA program, Amazon will set the Minimum Gross Proceeds (“MGP”) to pay sellers the lowest possible amount on each unit sold. This new program is another threat to our company as Amazon is the one taking control of pricing, and they set the price very low in order to compete with competitors’ low price strategy.

Competitor Strengths and Weaknesses

Strengths of Sold by Amazon

First, ship from and Sold by Amazon creates competition for potential customers who prefer to buy products from Amazon rather than a third-party seller. Secondly, Amazon monitors and manages pricing which makes the product price range at a highly competitive level. In fact, the chance of Amazon winning buy box is even higher as they have the best deal for customers. Finally, Amazon is not restricted by its policy to third-party sellers. One of the critical policies is the restock limit. Amazon limits certain items restock quantities based on recent sales activity, and this affects the in-stock rate of popular items that needs a greater volume.

Weaknesses of Sold by Amazon

As Amazon focuses on sales more than relationships with vendors, they do not follow vendors’ Minimum Advertised Pricing (“MAP”) strictly. We believe this has led to the devaluation of brands and will have a negative impact on building a long-term relationship with the vendors. Once the vendor hands over their price control to Amazon, we believe it is unlikely for them to sell at their original target price further, and it influences their offline sales. And in fact, it makes a huge difference in profitability to both Amazon and the vendor when reacts to the competitive pricing changes.

Apart from the weaknesses of business relationships, we believe Amazon also has disadvantages in the niche marketplaces, where product offerings are narrower and more personalized. As a third-party seller, we cooperate with vendors in developing custom projects that bring product differentiation and scarcity effect. However, we believe Amazon only concentrates on the masses, which gives them the deficiency of having products that are targeted in certain market segments.

Potential Substitute Products Posing Credible Threat to Company Products

No potential substitute products would pose a credible threat to our company as we have developed a wide product diversification.

As a company that focuses on reselling wholesale products, we have the resilience to find substitution of products or brands. We established product diversification by managing wide range of SKUs and continually expand our product categories. Our business strategy allows us to mitigate risk and generate significant profit by selling low volumes items diversified across a large variety of products.

In contrast, private labels sellers manage small number of SKUs that have large volumes in return with higher profit per unit. However, private labels have much higher risk when experiencing stagnant or declining sales as they would have lower capability to find sales replacements that are already established.

Strength of Barriers to Entry

Higher Capital, Low Margin: Selling online is general low margin, but it requires high capital investment in order to purchase goods and run advertising.

Product Differentiation: Our proprietary software allows us to manage a huge number of SKUs. This allows us to participate in profitable long-tail products in addition to well-known popular ones. The turnover rate for long-tail products is slow, so newcomers are not likely to enter. It also requires a sophisticated system to manage. Furthermore, vendor relationships do not happen overnight.

Advanced System: We have already developed a highly sophisticated system which has been refined over time to become highly effective. Even if a new entrant has a team of the best software engineers in the world, it will still take them many years to refine their system. There is a myriad of intricacies as to the effectiveness of a system. Even if the new entrants have the system built, it will still take them years to collect historical sales data. By the time new entrants have done all that, our system would have continued to mature. This means we would be able to manage more SKUs more profitably with lower costs.

Risk of Entry- Potential Entrants

Vendor Vertical Integration: A vendor may forward integrate into the e-commerce marketplace in order to directly engage with their online customers.

Multichannel E-commerce: There is a chance of established online retail firms such as sellers on eBay, Walmart, and Etsy expanding their business to the Amazon marketplace.

Brick-and-Mortar: As the online retail is growing and offline retail is contracting, there are more brick-and-mortar stores migrating from offline to online.

Improving Sales of Popular Items and Securing the Inventories Without Paying Higher Storage Fees By Engaging the Services of Third Party Warehouses

As a retailer our success is heavily influenced by the inventory control of our suppliers (vendors). However, many of our suppliers are having difficulties to maintain their stock level due to various reasons, such as the shortage of shipping containers, lack of labor, or disruption in manufacturing. The situation exacerbates during the pandemic and in peak season. In order to secure the inventories, we start to order large quantities of popular items or buying them out to store in the Amazon fulfillment center (“FC”). However, the monthly storage fee of Amazon FC in peak season (Q4) is 3.5 times higher than normal season, which puts pressure on our profits. To maintain the balance of inventory level and margins, we are currently contracting the warehousing services of third-party warehouses, including, Rahl Distribution, Inc., Rite Prep Shipping, 3Plzen, Carolina Prep & Ship, and West FBA to support our overall stock planning process. By doing this, we can improve sales by preventing popular items from going out of stock, since we had secured adequate inventories ahead of time. Furthermore, we can also avoid paying higher Amazon storage fees in Q4.

Growth Objectives

In 2021, we plan to grow the number of suppliers from 226 to 300, the number of business managers from 20 to 50, the number of active SKUs from 42,000 to 60,000, and the number of total employees from 60 to 120. In 2022, we plan to grow the number of suppliers to 650, the number of business managers to 200, the number of active SKUs to 130,000, and the number of total employees to 250. In 2023, we plan to grow the number of suppliers to 1,200, the number of business managers to 350, the number of active SKUs to 200,000, and the number of total employees to 500. In 2024, we plan to grow the number of suppliers to 2000, the number of business managers to 600, the number of active SKUs to 300,000, and the number of total employees to 900.   We believe in order to be successful in the long-term, we must invest in talents.

New business managers are the key to growth, they are analogous to new stores in a traditional brick and mortar retail business. Although the return on investment is extremely high over the long-term when investing in people, initially the return is very low or even negative. Therefore, as we continue to fuel the rapid growth, we will need to increase the number of people faster than the growth. We anticipate that ratio to improve when we reached critical mass of highly proficient business managers from the new hires.

Market and Supplier Development - Establishing a Vendor Acquisition Team

In order to continue growing at a rapid pace, we must onboard new vendors at scale. We anticipate establishing a vendor acquisition team dedicated to onboarding new vendors would drastically improve our vendor acquisition success rate. This team would specialize in the skills required to convince vendors to sell us their goods. Currently, this is being done by individual business managers with varying skill levels. The success rate by the individual business managers varies. Establishing this new team should ensure more consistency, so we can better plan for the future. The team would consist of three to five executive managers who are responsible for researching and contacting potential vendors. Furthermore, on a monthly basis, the team would be reviewing the lists of potential vendors who are not yet collaborating with us and reach out to them to reconnect. The objective of the vendor and supplier team is to on board 150 vendors per year and increasing our product range as well as diversifying our product categories.

COVID-19

Our business, results of operations, and financial condition may be materially adversely impacted if a public health outbreak, including the recent COVID-19 pandemic, interferes with our ability, or the ability of our employees, contractors, suppliers, and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business.

The COVID-19 pandemic has adversely affected and may continue to adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations. As a result, our ability to fund through public or private equity offerings, debt financings, and through other means at acceptable terms, if at all, may be disrupted, in the event our financing needs for the foreseeable future are not able to be met by our balances of cash, cash equivalents and cash generated from operations.

In addition, the continuation of the COVID-19 pandemic and various governmental responses in the United States has adversely affected and may continue to adversely affect our business operations, including our ability to carry on business development activities, restrictions in business-related travel, delays or disruptions in our on-going projects, and unavailability of the employees of the Company or third parties with whom we conduct business, due to illness or quarantines, among others. Our business was negatively impacted by disruptions in our supply chain, which limited our ability to source merchandise, and limits on products fulfillment placed by Amazon. For example, we may be unable to launch new products, replenish inventory for existing products, ship into or receive inventory in our third-party warehouses in each case on a timely basis or at all. The extent to which COVID-19 could impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, and will depend on many factors, including the duration of the outbreak, the effect of travel restrictions and social distancing efforts in the United States and other countries, the scope and length of business closures or business disruptions, and the actions taken by governments to contain and treat the disease. As such, we cannot presently predict the scope and extent of any potential business shutdowns or disruptions. Possible effects may include, but are not limited to, disruption to our customers and revenue, absenteeism in our labor workforce, unavailability of products and supplies used in our operations, shutdowns that may be mandated or requested by governmental authorities, and a decline in the value of our assets, including various long-lived assets.

Bank of America Loan

On June 18, 2019, the Company issued a Promissory Note (the “BofA Note”) in the amount of $785,000 to Bank of America (the “Lender”) for a loan in the amount of $785,000. The BofA Note matures on June 18, 2024 and bears interest at a rate of 8.11% per annum. The monthly payment is $15,963, consisting of $11,398 of principal and $4,565 of interest. As of December 31, 2021, the aggregate principal amount of the BofA Note outstanding was $0 . As of March 29, 2022, there is an outstanding balance of deferred interest of $27,996

PPP Loan

On April 7, 2020, the Company issued a Promissory Note (the “Note”) in the amount of $27,012 under the Paycheck Protection Program (“PPP”) to JP Morgan Chase Bank, N.A. (the “Lender”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Note matures on April 7, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing October 5, 2020, following an initial deferral period as specified under the PPP loan. The Note may be prepaid at any time prior to maturity with no prepayment penalties. The Paycheck Protection Program Flexibility Act (the “Flexibility Act”), signed on June 5, 2020, amended certain provisions of the PPP, including the deferral period and repayment terms. The Flexibility Act extends the deferral period of payments of PPP loan principal, interest, and fees to the date when the U.S. Small Business Administration makes a final decision on the borrower’s application for forgiveness, or 10 months after the last day of the covered period if a borrower has not applied for forgiveness (whichever is earlier). This extension applies regardless of the terms of the PPP and does not require an amendment of the PPP. As such, the Company has not made any payments on the Note during 2020.

Under the terms of the PPP loan, up to the entire amount of principal and accrued interest may be forgiven to the extent PPP loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP loan. On May 6, 2021, the entire amount of principal and accrued interest on the Note was forgiven.

Conversion of S Corporation to C Corporation

On June 30, 2021, the Company completed a corporate reorganization to convert its status from a S corporation to a C corporation with an effective date of July 27, 2021. Retained earnings in the amount of $4,170,418 were distributed by the Company to the S corporation stockholders ($2,085,209 to each of Mr. Lai and Ms. Yu) on July 27, 2021.

Affiliated Loans

December 2020 Loan

On December 31, 2020, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, made a loan (“December 2020 Loan”) to us of $1,041,353 in a single payment ($520,676 attributable to each of Mr. Lai and Mrs. Yu). The loan is memorialized in a Loan Agreement dated December 31, 2020. Pursuant to the terms of the Loan Agreement, the loan bore no interest and was payable on demand.

On September 16, 2021, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, and the Company amended and restated the Loan Agreement to modify the terms of the December 2020 Loan, whereby the interest rate became 2% per annum (applied retroactively) rather than non-interest bearing and maturity date became December 31, 2021 rather than payable on demand.

On December 31, 2021, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, and the Company amended and restated the Loan Agreement to modify the term of the December 2020 Loan, whereby the maturity date was extended from December 31, 2021 to January 31, 2022.

On February 8, 2022, the outstanding principal balance and accrued interest on the December 2020 Loan was paid in full.

July 2021 Loan

On July 27, 2021, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, made a loan (“July 2021 Loan”) to us of the outstanding retained earnings of approximately $4,170,418 in a single payment ($2,085,209 attributable to each of Mr. Lai and Mrs. Yu). The loan is memorialized in a Loan Agreement dated October 15, 2021. Pursuant to the terms of the Loan Agreement, the loan bears interest of 2% per annum and the principal of the loan ($4,170,418) and accrued interest becomes due and payable on December 31, 2022.

As of December 31, 2021, the outstanding principal balance was approximately $4,170,418 and accrued interest was $21,023 on the July 2021 Loan.

Stock Splits

On September 22, 2021, our board of directors and shareholders approved a forward stock split in a ratio of 4.44-for-1 (“Forward Stock Split”) and on September 27, 2021, we filed a certificate of amendment to our Certificate of Incorporation implementing the Forward Stock Split in a ratio of 4.44-for-1, effective September 27, 2021. Therefore, on September 27, 2021, following the Forward Stock Split, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, each held 22,200,000 shares of common stock (for an aggregate of 44,400,000 shares of common stock).

On November 29, 2021, our board of directors and shareholders approved a reverse stock split in a ratio of 0.75-for-1 (“Reverse Stock Split”) and on December 1, 2021, we filed a certificate of amendment to our Certificate of Incorporation implementing the Reverse Stock Split in a ratio of 0.75-for-1, effective December 3, 2021. Therefore, on December 3, 2021, following the Reverse Stock Split, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, each held 16,650,000 shares of common stock (for an aggregate of 33,300,000 shares of common stock).

Except as otherwise indicated, all references to our common stock, share data, per share data and related information has been adjusted for the Forward Stock Split ratio of 4.44-for-1 and Reverse Stock Split ratio of 0.75-for-1 as if they had occurred at the beginning of the earliest period presented. The Forward Stock Split, divided each share of our outstanding common stock into 4.44 shares of common stock, and the Reverse Stock Split, divided each share of our outstanding common stock into 0.75 shares of common stock, without any change in the par value per share, and the Forward Stock Split and the Reverse Stock Split correspondingly adjusted, among other things, the exercise rate of our warrants into our common stock. No fractional shares were issued in connection with the Forward Stock Split and the Reverse Stock Split, and any fractional shares resulting from the Forward Stock Split and Reverse Stock Split were rounded up to the nearest whole share.

Approval of the Hour Loop, Inc. 2021 Equity Incentive Plan

On June 27, 2021, our Board of Directors and shareholders holding a majority of our outstanding shares of common stock approved the Hour Loop, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 4,995,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. Accordingly, as of March 29, 2022, there were 4,995,000 shares of common stock were authorized for issuance under the 2021 Plan, and 4,987,247 shares available for issuance under the 2021 Plan.

Initial Public Offering

On January 11, 2022, we closed our initial public offering of 1,725,000 shares of common stock, which included the full exercise of the underwriter’s over-allotment option, at a public offering price of $4.00 per share, for aggregate gross proceeds of $6.9 million, prior to deducting underwriting discounts, commissions, and other offering expenses. Our common stock began trading on Nasdaq on January 7, 2022, under the symbol “HOUR”. EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), acted as sole book-running manager for the offering.

Employees

As of March 29, 2022, we had 3 full-time employees. As of March 29, 2022, our subsidiary, Flywheel Consulting Limited had 180 full time employees.  None of our employees or Flywheel Consulting Limited’s employees is represented by a union. Flywheel Consulting Limited and us consider our relations with our employees to be good.

Legal Proceedings

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Properties

Our corporate headquarters are located at 8201 164th Ave NE #200, Redmond, WA 98052-7615, where we rent a virtual office from an unaffiliated third party under a virtual office/meeting room agreement. This agreement provides for daily telephone answering, messaging and fax services, and paid access to conference rooms on an as-needed basis. The virtual office arrangement expires on August 31, 2021. Terms of the virtual office arrangement provide for a rent payment of $29.50 per month. We also lease a warehouse located at Floor 35, No. 1123-1139, Fangshan Beier Road, Xiangbei Industry District, Xiamin, China, where we lease approximately 1680 square feet from an unaffiliated third party. This lease expires on January 1, 2022. Terms of this lease provides for a base rent payment of RMB$21,840 (approximately US$3,116) per month. Our wholly owned subsidiary, Flywheel Consulting Limited also has an office at 27F. No.251, Mingquan 1st Rd., Xinxing Dist., Kaohsiungcity, Taiwan, where we lease approximately 2,230 rentable square feet of office space from an unaffiliated third party. This lease expires on August 31, 2022. Terms of the Taiwan office lease provide for a base rent payment of NTD$94,500 (approximately US$3,400) per month. We believe that these facilities are adequate for our current and near-term future needs.

ITEM 1A. RISK FACTORS

An investment in our securities carries a significant degree of risk. You should carefully consider the following risks, as well as the other information contained in this annual report on Form 10-K, including our historical financial statements and related notes included elsewhere in this annual report on Form 10-K, before you decide to purchase our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our common shares and warrants. Refer to “Cautionary Statement Regarding Forward-Looking Statements.”

We may not be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause. These potential risks and uncertainties may not be a complete list of the risks and uncertainties facing us. There may be additional risks and uncertainties that we are presently unaware of, or presently consider immaterial, that may become material in the future and have a material adverse effect on us. You could lose all or a significant portion of your investment due to any of these risks and uncertainties.

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We face intense competition;

●	Our business depends on our ability to build and maintain strong product listings on e-commerce platforms. We may not be able to maintain and enhance our product listings if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects;

●	We experience significant fluctuations in our operating results and growth rate;

●	We face risks related to successfully optimizing and operating our fulfillment and customer service operations;

●	The variability in our retail business places increased strain on our operations;

●	Continued increases in Amazon Marketplace fulfillment and storage fees could have an adverse impact on our profit margin and results of operations;

●	A change in one or more of the Company’s vendors’ policies or the Company’s relationship with those vendors could adversely affect the Company’s results of operations;

●	Our revenue is dependent upon maintaining our relationship with Amazon and failure to do so, or any restrictions on our ability to offer products on the Amazon Marketplace, could have an adverse impact on our business, financial condition and results of operations;

●	Loss of key personnel or the inability to attract, train and retain qualified employees could adversely affect the Company’s results of operations;

●	We may face difficulties in meeting our labor needs to effectively operate our business;

●	Our business could be adversely affected by increased labor costs, including costs related to an increase in minimum wage and health care;

●	Breach of data security could harm our business and standing with our customers;

●	Our hardware and software systems are vulnerable to damage, theft or intrusion that could harm our business;

●	Our inability or failure to protect our intellectual property rights, or any claimed infringement by us of third-party intellectual rights, could have a negative impact on our operating results;

●	The Company’s business is influenced by general economic conditions

●	Disruption of global capital and credit markets may have a material adverse effect on the Company’s liquidity and capital resources;

●	The Company is dependent upon access to capital for its liquidity needs;

●	We may complete a future significant strategic transaction that may not achieve intended results or could increase the number of our outstanding shares or amount of outstanding debt or result in a change of control;

●	Historically, we have experienced declines, and we may continue to experience fluctuation in our level of sales and results from operations;

●	The ability of the Company to satisfy its liabilities and to continue as a going concern will continue to be dependent on the implementation of several items, the success of which is not certain;

●	Parties with whom the Company does business may be subject to insolvency risks or may otherwise become unable or unwilling to perform their obligations to the Company;

●	Failure to comply with legal and regulatory requirements could adversely affect the Company’s results of operations;

●	Litigation may adversely affect our business, financial condition and results of operations;

●	The effects of natural disasters, terrorism, acts of war, and public health issues may adversely affect our business;

●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business;

●	The loss of key senior management personnel or the failure to hire and retain highly skilled and other key personnel could negatively affect our business;

●	The ability of Sam Lai, our Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer, and Maggie Yu, our Senior Vice President, who are husband and wife, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs;

●	Government regulation is evolving and unfavorable changes could harm our business;

●	We are subject to product liability claims when people or property are harmed by the products we sell;

●	We could face prior period sales tax and corporate tax liabilities, penalties and collection obligations;

●	There can be no assurance that we will be able to comply with continued listing standards of The Nasdaq Capital Market (“Nasdaq”);

●	High state income tax rates could impact our financials negatively;

●	The market price of our common stock may be volatile, and you could lose all or part of your investment; and

●	Our current accounting and inventory tracking systems could impair our ability to file accurate and timely financial statements.

Risks Related to Our Business

We face intense competition.

The online retail business is rapidly evolving and intensely competitive. Some of our current and potential competitors have greater resources, longer histories, and/or more customers. They may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing.

Competition continues to intensify, including with the development of new business models and the entry of new and well-funded competitors, and as our competitors enter into business combinations or alliances and established companies in other market segments expand to become competitive with our business. In addition, new and enhanced technologies, including search, web and infrastructure computing services, digital content, and electronic devices continue to increase our competition. The Internet facilitates competitive entry and comparison shopping, which enhances the ability of new, smaller, or lesser-known businesses to compete against us. As a result of competition, our product offerings may not be successful, we may fail to gain or may lose business, and we may be required to increase our spending or lower prices, any of which could materially reduce our sales and profits.

Our business depends on our ability to build and maintain strong product listings on e-commerce platforms. We may not be able to maintain and enhance our product listings if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects.

Maintaining and enhancing our product listings is critical in expanding and growing our business. However, a significant portion of our perceived performance to the customer depends on third parties outside of our control, including suppliers and third-party delivery agents as well as online retailers such as Amazon and Walmart. Because our agreements with our online retail partners are generally terminable at will, we may be unable to maintain these relationships, and our results of operations could fluctuate significantly from period to period. Because we rely on third parties to deliver our products, we are subject to shipping delays or disruptions caused by inclement weather, natural disasters, labor activism, health epidemics or bioterrorism. We may also experience shipping delays or disruptions due to other carrier-related issues relating to their own internal operational capabilities. Further, we rely on the business continuity plans of these third parties to operate during pandemics, like the COVID-19 pandemic, and we have limited ability to influence their plans, prevent delays, and/or cost increases due to reduced availability and capacity and increased required safety measures.

Customer complaints or negative publicity about our products, delivery times, or marketing strategies, even if not accurate, especially on blogs, social media websites and third-party market sites, could rapidly and severely diminish consumer view of our product listings and result in harm to our brands. Customers may also make safety-related claims regarding products sold through our online retail partners, such as Amazon, which may result in an online retail partner removing the product from its marketplace. We have from time to time experienced such removals and such removals may materially impact our financial results depending on the product that is removed and length of time that it is removed. We also use and rely on other services from third parties, such as our telecommunications services, and those services may be subject to outages and interruptions that are not within our control.

We experience significant fluctuations in our operating results and growth rate.

We are not always able to accurately forecast our growth rate. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments is fixed, and we are not always able to adjust our spending quickly enough if our sales are less than expected.

Our revenue growth may not be sustainable, and our percentage growth rates may decrease. Our revenue and operating profit growth depend on the continued growth of demand for the products offered by us, and our business is affected by general economic and business conditions. A softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. economy, may result in decreased revenue or growth.

Our sales and operating results will also fluctuate for many other reasons, including due to factors described elsewhere in this section and the following:

●	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;
●	our ability to retain and expand our network of vendors;
●	our ability to offer products on favorable terms, manage inventory, and fulfill orders;
●	the introduction of competitive products, price decreases, or improvements;
●	changes in usage or adoption rates of the Internet, e-commerce, electronic devices, and web services;
●	timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;
●	the extent to which we finance, and the terms of any such financing for, our current operations and future growth;
●	the outcomes of legal proceedings and claims, which may include significant monetary damages or injunctive relief and could have a material adverse impact on our operating results;
●	variations in the mix of products we sell;
●	variations in our level of merchandise and vendor returns;
●	the extent to which we offer fast and free delivery and provide additional benefits to our customers;
●	factors affecting our reputation;
●	the extent to which we invest in technology and content, fulfillment, and other expense categories;
●	increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities like paper and packing supplies and hardware products;
●	the extent to which operators of the networks between our customers and us, the online retailer, successfully charge fees to grant our customers unimpaired and unconstrained access to our online services;
●	our ability to collect amounts owed to us when they become due;
●	the extent to which new and existing technologies, or industry trends, restrict online advertising or affect our ability to customize advertising or otherwise tailor our product and service offerings;
●	the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and
●	disruptions from natural or man-made disasters, extreme weather, geopolitical events and security issues (including terrorist attacks and armed hostilities), labor or trade disputes, and similar events.

We face risks related to successfully optimizing and operating our fulfillment and customer service operations.

Failures to adequately predict customer demand or otherwise optimize and operate our fulfillment and customer service operations successfully from time to time result in excess or insufficient fulfillment or customer service capacity, increased costs, and impairment charges, any of which could materially harm our business. As we continue to add fulfillment and customer service capability or add new businesses with different requirements, our fulfillment and customer service operations become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our operations effectively.

In addition, failure to optimize inventory in our fulfillment operations increases our net shipping cost by requiring long-zone or partial shipments. We may be unable to adequately staff our fulfillment and customer service operations. Our failure to properly handle such inventory or to accurately forecast product demand may result in us being unable to secure sufficient storage space or to optimize our fulfillment operations or cause other unexpected costs and other harm to our business and reputation.

We rely on a limited number of shipping companies to deliver inventory to us and completed orders to our customers. The inability to negotiate acceptable terms with these companies or performance problems or other difficulties experienced by these companies or by our own transportation systems could negatively impact our operating results and customer experience. In addition, our ability to receive inbound inventory efficiently and ship completed orders to customers also may be negatively affected by natural or man-made disasters, extreme weather, geopolitical events and security issues, labor or trade disputes, and similar events.

The variability in our retail business places increased strain on our operations.

Demand for our retail products can fluctuate significantly for many reasons, including as a result of seasonality, promotions, product launches, or unforeseeable events, such as in response to natural or man-made disasters, extreme weather, or geopolitical events. For example, we expect a disproportionate amount of our retail sales to occur during our fourth quarter. Our failure to stock or restock popular products in sufficient amounts such that we fail to meet customer demand could significantly affect our revenue and our future growth. When we overstock products, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could materially reduce profitability. We regularly experience increases in our net shipping cost due to FBA fee increases, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access the websites on which we engage in online retailing within a short period of time due to increased demand, we may experience system interruptions that make the websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we offer or sell and the attractiveness of our products. In addition, we may be unable to adequately staff for fulfillment of orders and customer service during these peak periods and delivery and other fulfillment companies and customer service co-sourcers may be unable to meet the seasonal demand.

As a result of holiday sales, as of December 31 of each year, our cash, cash equivalents, and marketable securities balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). This operating cycle results in a corresponding increase in accounts payable as of December 31. Our accounts payable balance generally declines during the first three months of the year, resulting in a corresponding decline in our cash, cash equivalents, and marketable securities balances.

Continued increases in Amazon Marketplace fulfillment and storage fees could have an adverse impact on our profit margin and results of operations.

The Company utilizes Amazon’s Fulfillment by Amazon (“FBA”) platform to store their products at the Amazon fulfillment center and to pack and distribute these products to customers. If Amazon continues to increase its FBA fees, our profit margin could be adversely affected.

A change in one or more of the Company’s vendors’ policies or the Company’s relationship with those vendors could adversely affect the Company’s results of operations.

The Company is dependent on its vendors to supply merchandise in a timely and efficient manner. If a vendor fails to deliver on its commitments, whether due to financial difficulties or other reasons, the Company could experience merchandise shortages that could lead to lost sales.

Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply. No individual vendor exceeded 15% of purchases in fiscal 2021.

Our revenue is dependent upon maintaining our relationship with Amazon and failure to do so, or any restrictions on our ability to offer products on the Amazon Marketplace, could have an adverse impact on our business, financial condition and results of operations.

To date, we have generated practically all of our revenue as a third-party seller on Amazon Marketplace. In 2021 and 2020, 100% and 100%, respectively, of our net revenue was through or with the Amazon sales platform. Therefore, we depend   entirely on our relationship with Amazon for growth. In particular, we depend on our ability to offer products on the Amazon Marketplace. We also depend on Amazon for the timely delivery of products to customers. Any adverse change in our relationship with Amazon, including restrictions on the ability to offer products or termination of the relationship, could adversely affect our continued growth and financial condition and results of operations.

Our profit is dependent reimbursements from Amazon and any change in Amazon’s policy regarding reimbursement could adversely impact our ability to generate profits

Amazon reimburses us for any lost and damaged merchandise. These reimbursements form a substantial portion of our profits. Any change in Amazon policy regarding these reimbursements could impact our profit adversely. Additionally, we are dependent on Amazon’s ability to track and process these reimbursements. Any deficiencies in Amazon’s ability to process these reimbursements could impact our profits.

Loss of key personnel or the inability to attract, train and retain qualified employees could adversely affect the Company’s results of operations.

The Company believes that its future prospects depend, to a significant extent, on the services of its executive officers. Our future success will also depend on our ability to attract and retain qualified key personnel. The loss of the services of certain of the Company’s executive officers and other key management personnel could adversely affect the Company’s results of operations.

In addition to our executive officers, the Company’s business is dependent on our ability to attract, train and retain qualified team members. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, health care costs and changing demographics. If we are unable to attract and retain adequate numbers of qualified team members, our operations and support functions could suffer. Those factors, together with increased wage and benefit costs, could adversely affect our results of operations.

We may face difficulties in meeting our labor needs to effectively operate our business.

We are heavily dependent upon our labor workforce. Our compensation packages are designed to provide benefits commensurate with our level of expected service. However, we face the challenge of filling many positions at wage scales that are appropriate to the industry and competitive factors. We also face other risks in meeting our labor needs, including competition for qualified personnel, overall unemployment levels, and increased costs associated with complying with regulations relating to COVID-19. Changes in any of these factors, including a shortage of available workforce, could interfere with our ability to adequately service our customers and could result in increasing labor costs.

Our business could be adversely affected by increased labor costs, including costs related to an increase in minimum wage and health care.

Labor is one of the primary components in the cost of operating our business. Increased labor costs, whether due to competition, unionization, increased minimum wage, state unemployment rates, health care, or other employee benefits costs may adversely impact our operating expenses. Additionally, there is no assurance that future health care legislation will not adversely impact our results or operations.

Breach of data security could harm our business and standing with our customers.

The protection of our supplier (vendor), employee and business data is critical to us. Our business, like that of most companies, involves confidential information about our employees, our suppliers and our Company. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of all such data, including confidential information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means, including deceiving our employees or third-party service providers. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect. We have implemented and regularly review and update our control systems, processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Any security breach involving the misappropriation, loss or other unauthorized disclosure of customer payment card or personal information or employee personal or confidential information, whether by us or our vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations, harm our business and have an adverse impact upon our net sales and profitability. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business, compliance with those requirements could also result in additional costs. Further, if we are unable to comply with the security standards established by banks and the credit card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect our retail operations.

We face risks related to system interruption and lack of redundancy

We experience occasional system interruptions and delays that make the websites on which we engage in online retailing unavailable or slow to respond and prevent us from efficiently accepting or fulfilling orders or providing services to third parties, which may reduce our net sales and the attractiveness of our products and services. Steps we take to add software and hardware, upgrade our systems and network infrastructure, and improve the stability and efficiency of our systems may not be sufficient to avoid system interruptions or delays that could adversely affect our operating results.

Our computer and communications systems and operations in the past have been, or in the future could be, damaged or interrupted due to events such as natural or man-made disasters, extreme weather, geopolitical events and security issues (including terrorist attacks and armed hostilities), computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders and providing services, which could make our product offerings less attractive and subject us to liability. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. In addition, our insurance may not provide sufficient coverage to compensate for related losses. Any of these events could damage our reputation and be expensive to remedy.

Our hardware and software systems are vulnerable to damage, theft or intrusion that could harm our business.

Any failure of our computer hardware or software systems that causes an interruption in our operations or a decrease in inventory tracking could result in reduced net sales and profitability. Additionally, if any data intrusion, security breach, misappropriation or theft were to occur, we could incur significant costs in responding to such event, including responding to any resulting claims, litigation or investigations, which could harm our operating results.

Our inability or failure to protect our intellectual property rights, or any claimed infringement by us of third-party intellectual rights, could have a negative impact on our operating results.

Our trademark, trade secrets and other intellectual property, including proprietary software, are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could cause a decline in our revenue. In addition, any infringement or other intellectual property claim made against us could be time-consuming to address, result in costly litigation, cause product delays, require us to enter into royalty or licensing agreements or result in our loss of ownership or use of the intellectual property.

The Company’s business is influenced by general economic conditions.

The Company’s performance is subject to general economic conditions and their impact on levels of discretionary consumer spending. General economic conditions impacting discretionary consumer spending include, among others, wages and employment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence and other macroeconomic factors.

Consumer purchases of discretionary items generally decline during recessionary periods and other periods where disposable income is adversely affected. A downturn in the economy affects retailers disproportionately, as consumers may prioritize reductions in discretionary spending, which could have a direct impact on purchases of our products and services and adversely impact our results of operations. In addition, reduced consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on gross profit.

Disruption of global capital and credit markets may have a material adverse effect on the Company’s liquidity and capital resources.

Distress in the financial markets has in the past and can in the future result in extreme volatility in security prices, diminished liquidity and credit availability. There can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs.

The Company is dependent upon access to capital for its liquidity needs.

The Company must have sufficient sources of liquidity to fund its working capital requirements and indebtedness. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and the Company’s credit rating, as well as the Company’s reputation with potential lenders. These factors could materially adversely affect the Company’s ability to fund its working capital requirements, costs of borrowing, and the Company’s financial position and results of operations would be adversely impacted.

We may complete a future significant strategic transaction that may not achieve intended results or could increase the number of our outstanding shares or amount of outstanding debt or result in a change of control.

We will evaluate and may in the future enter into strategic transactions. Any such transaction could happen at any time following the closing of the merger, could be material to our business and could take any number of forms, including, for example, an acquisition, merger or a sale of all or substantially all of our assets.

Evaluating potential transactions and integrating completed ones may divert the attention of our management from ordinary operating matters. The success of these potential transactions will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the businesses we acquire with our existing business. Even if we are successful in integrating the acquired businesses, we cannot assure you that these integrations will result in the realization of the full benefit of any anticipated growth opportunities or cost synergies or that these benefits will be realized within the expected time frames. In addition, acquired businesses may have unanticipated liabilities or contingencies.

If we complete an acquisition, investment or other strategic transaction, we may require additional financing that could result in an increase in the number of our outstanding shares or the aggregate principal amount of our debt. A strategic transaction may result in a change in control of our company or otherwise materially and adversely affect our business.

Historically, we have experienced declines, and we may continue to experience fluctuation in our level of sales and results from operations.

A variety of factors has historically affected, and will continue to affect, our sales results and profit margins. These factors include general economic conditions; competition; actions taken by our competitors; consumer trends and preferences; access to third party marketplaces; and new product introductions and changes in our product mix.

There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on our business and results of operations.

The ability of the Company to satisfy its liabilities and to continue as a going concern will continue to be dependent on the implementation of several items, the success of which is not certain.

The Company’s primary source of liquidity is available cash and cash equivalents, which is limited. Therefore, the ability of the Company to meet its liabilities and to continue as a going concern is dependent on, among other things, improved profitability, the continued implementation of its business strategy, the availability of future funding, implementation of one or more corporate initiatives to reduce costs at the parent company level and other strategic alternatives, including selling all or part of the remaining business or assets of the Company, and overcoming the impact of the COVID-19 pandemic.

There can be no assurance that we will be successful in further implementing our business strategy or that the strategy, including the completed initiatives, will be successful in sustaining acceptable levels of sales growth and profitability.

Parties with whom the Company does business may be subject to insolvency risks or may otherwise become unable or unwilling to perform their obligations to the Company.

The Company is a party to contracts, transactions and business relationships with various third parties, including partners, vendors, suppliers, service providers and lenders, pursuant to which such third parties have performance, payment and other obligations to the Company. In some cases, the Company depends upon such third parties to provide essential products, services or other benefits, including with respect to merchandise, advertising, software development and support, logistics, other agreements for goods and services in order to operate the Company’s business in the ordinary course, extensions of credit, credit card accounts and related receivables, and other vital matters. Economic, industry and market conditions, including as a result of the COVID-19 pandemic, could result in increased risks to the Company associated with the potential financial distress or insolvency of such third parties. The Company is not currently able to accurately determine the extent and scope of the impact of the COVID-19 pandemic on such third parties. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, the rights and benefits of the Company in relation to its contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to the Company, or otherwise impaired. The Company cannot make any assurances that it would be able to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as the Company’s existing contracts, transactions or business relationships, if at all. Any inability on the part of the Company to do so could negatively affect the Company’s cash flows, financial condition and results of operations.

Failure to comply with legal and regulatory requirements could adversely affect the Company’s results of operations.

The Company’s business is subject to a wide array of laws and regulations. Significant legislative changes that impact our relationship with our workforce (none of which is represented by unions) could increase our expenses and adversely affect our operations. Examples of possible legislative changes impacting our relationship with our workforce include changes to an employer’s obligation to recognize collective bargaining units, the process by which collective bargaining units are negotiated or imposed, minimum wage requirements, health care mandates, and changes in overtime regulations.

Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Securities and Exchange Commission (the “SEC”) and Nasdaq, as well as applicable employment laws. Additional legal and regulatory requirements increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with such laws and regulations may result in damage to our reputation, financial condition and market price of our stock.

The certificate of incorporation and bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Section 21 of our certificate of incorporation and Section 7.4 of our bylaws provides that “[u]nless the corporation consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state or federal court located in the county in which the principal office of the corporation in the State of Delaware is established, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Notwithstanding the foregoing, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Exchange of 1934, as amended (the “Exchange Act”), the Securities Act of 1933, as amended (the “Securities Act”), or any claim for which the federal courts have exclusive or concurrent jurisdiction.” Therefore, the exclusive forum provision in our certificate of incorporation and our bylaws will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and shareholders will not be deemed to have waived our compliance with these laws, rules and regulations.

This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us or our directors, officers or other employees. In addition, shareholders who do bring a claim in the state or federal court in the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The state or federal court of the State of Delaware may also reach different judgments or results than would other courts, including courts where a shareholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our shareholders. However, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation have been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in our certificate of incorporation and our bylaws to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

By purchasing our common stock, you are bound by the fee-shifting provision contained in our bylaws, which may discourage you to pursue actions against us and could discourage shareholder lawsuits that might otherwise benefit the Company and its shareholders.

Section 7.4 of our bylaws provides that “[i]f any action is brought by any party against another party, relating to or arising out of these Bylaws, or the enforcement hereof, the prevailing party shall be entitled to recover from the other party reasonable attorneys’ fees, costs and expenses incurred in connection with the prosecution or defense of such action, provided that the provisions of this sentence shall not apply with respect to ‘internal corporate claims’ as defined in Section 109(b) of the DGCL.”

Our bylaws provide that for this section, the term “attorneys’ fees” or “attorneys’ fees and costs” means the fees and expenses of counsel to the Company and any other parties asserting a claim subject to Section 7.4 of the bylaws, which may include printing, photocopying, duplicating and other expenses, air freight charges, and fees billed for law clerks, paralegals and other persons not admitted to the bar but performing services under the supervision of an attorney, and the costs and fees incurred in connection with the enforcement or collection of any judgment obtained in any such proceeding.

We adopted the fee-shifting provision to eliminate or decrease nuisance and frivolous litigation. We intend to apply the fee-shifting provision broadly to all actions except for claims brought under the Exchange Act and the Securities Act.

There is no set level of recovery required to be met by a plaintiff to avoid payment under this provision. Instead, whoever is the prevailing party is entitled to recover the reasonable attorneys’ fees, costs and expenses incurred in connection with the prosecution or defense of such action. Any party who brings an action, and the party against whom such action is brought under Section 7.4 of our bylaws, which could include, but is not limited to former and current shareholders, Company directors, officers, affiliates, legal counsel, expert witnesses and other parties, are subject to this provision. Additionally, any party who brings an action, and the party against whom such action is brought under Section 7.4 of our bylaws, which could include, but is not limited to former and current shareholders, Company directors, officers, affiliates, legal counsel, expert witnesses and other parties, would be able to recover fees under this provision.

In the event you initiate or assert a claim against us, in accordance with the dispute resolution provisions contained in our Bylaws, and you do not, in a judgment prevail, you will be obligated to reimburse us for all reasonable costs and expenses incurred in connection with such claim, including, but not limited to, reasonable attorney’s fees and expenses and costs of appeal, if any. Additionally, this provision in Section 7.4 of our bylaws could discourage shareholder lawsuits that might otherwise benefit the Company and its shareholders.

THE FEE SHIFTING PROVISION CONTAINED IN THE BYLAWS IS NOT INTENDED TO BE DEEMED A WAIVER BY ANY HOLDER OF COMMON STOCK OF THE COMPANY’S COMPLIANCE WITH THE U.S. FEDERAL SECURITIES LAWS AND THE RULES AND REGULATIONS PROMULGATED THEREUNDER. THE FEE SHIFTING PROVISION CONTAINED IN THE BYLAWS DO NOT APPLY TO CLAIMS BROUGHT UNDER THE EXCHANGE ACT AND SECURITIES ACT.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, consumers, partners, suppliers, competitors, stockholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. We may incur losses relating to these claims, and in addition, these proceedings could cause us to incur costs and may require us to devote resources to defend against these claims that could adversely affect our results of operations.

The effects of natural disasters, terrorism, acts of war, and public health issues may adversely affect our business.

Natural disasters, including earthquakes, hurricanes, floods, and tornadoes may affect store and distribution center operations. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from suppliers for sale to our customers. Public health issues, such as flu or other pandemics, whether occurring in the United States or abroad, could disrupt our operations and result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Additionally, public health issues may disrupt, or have an adverse effect on, our suppliers’ operations, our operations, our customers, or customer demand. Our ability to mitigate the adverse effect of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster. We may be required to suspend operations in some or all our locations, which could have a material adverse effect on our business, financial condition, and results of operations. Any significant declines in public safety or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of our products.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business.

Our business, results of operations, and financial condition may be materially adversely impacted if a public health outbreak, including the recent COVID-19 pandemic, interferes with our ability, or the ability of our employees, contractors, suppliers, and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business.

The COVID-19 pandemic has adversely affected and may continue to adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations. As a result, our ability to fund through public or private equity offerings, debt financings, and through other means at acceptable terms, if at all, may be disrupted, in the event our financing needs for the foreseeable future are not able to be met by our balances of cash, cash equivalents and cash generated from operations.

In addition, the continuation of the COVID-19 pandemic and various governmental responses in the United States has adversely affected and may continue to adversely affect our business operations, including our ability to carry on business development activities, restrictions in business-related travel, delays or disruptions in our on-going projects, and unavailability of the employees of the Company or third parties with whom we conduct business, due to illness or quarantines, among others. Our business was negatively impacted by disruptions in our supply chain, which limited our ability to source merchandise, and limits on products fulfillment placed by Amazon. For example, we may be unable to launch new products, replenish inventory for existing products, ship into or receive inventory in our third-party warehouses in each case on a timely basis or at all. The extent to which COVID-19 could impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, and will depend on many factors, including the duration of the outbreak, the effect of travel restrictions and social distancing efforts in the United States and other countries, the scope and length of business closures or business disruptions, and the actions taken by governments to contain and treat the disease. As such, we cannot presently predict the scope and extent of any potential business shutdowns or disruptions. Possible effects may include, but are not limited to, disruption to our customers and revenue, absenteeism in our labor workforce, unavailability of products and supplies used in our operations, shutdowns that may be mandated or requested by governmental authorities, and a decline in the value of our assets, including various long-lived assets.

The loss of key senior management personnel or the failure to hire and retain highly skilled and other key personnel could negatively affect our business.

We depend on our senior management and other key personnel, particularly Sam Lai, our Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer. We do not have “key person” life insurance policies. We also rely on other highly skilled personnel. Competition for qualified personnel in the technology industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff. The loss of any of our executive officers or other key employees or the inability to hire, train, retain, and manage qualified personnel, could harm our business.

The ability of Sam Lai, our Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer, and Maggie Yu, our Senior Vice President, who are husband and wife, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.

As of March 29, 2022, Mr. Sam Lai, our Chairman of the Board, Chief Executive Officer, and Interim Chief Financial Officer, and Maggie Yu, our Senior Vice President, who are husband and wife, beneficially owned an aggregate of 33,303,544 shares of our common stock, which represents 95.1% of the voting power of our outstanding common stock.     Because of this voting control through the shares of the common stock they beneficially own, they are able to significantly influence membership of our Board of Directors, as well as all other matters requiring stockholder approval. The interests of our Chief Executive Officer and Senior Vice President may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders will have no way of overriding decisions made by our Chief Executive Officer and our Senior Vice President.

As a controlled company, we are not subject to all of Nasdaq’s corporate governance rules.

The “controlled company” exception to the Nasdaq rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of the Nasdaq corporate governance rules. As of March 29, 2022, Mr. Sam Lai, our Chairman of the Board, Chief Executive Officer, and Interim Chief Financial Officer, and Maggie Yu, our Senior Vice President, who are husband and wife, beneficially owned an aggregate of 33,303,544 shares of our common stock, which represents 95.1% of the voting power of our outstanding common stock.   We are a “controlled company” within the meaning of Nasdaq’s corporate governance rules. Controlled companies are exempt from Nasdaq’s corporate governance rules requiring that listed companies have (i) a majority of the board of directors consist of “independent” directors under the Nasdaq listing standards, (ii) a nominating/corporate governance committee composed entirely of independent directors and a written nominating/corporate governance committee charter meeting Nasdaq’s requirements, and (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the Nasdaq requirements. We currently utilize and presently intend to continue to utilize these exemptions. As a result, we may not have a majority of independent directors, our nomination and corporate governance committee and compensation committee may not consist entirely of independent directors and such committees may not be subject to annual performance evaluations. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. See “Management – Board Committees and Director Independence - Controlled Company and Director Independence”.

Government regulation is evolving and unfavorable changes could harm our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. These regulations and laws cover taxation, privacy, data protection, data security, network security, consumer protection, pricing, content, copyrights, distribution, transportation, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, employment, trade and protectionist measures, web services, the provision of online payment services, registration, licensing, and information reporting requirements, unencumbered Internet access to our services or access to our facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics, legality, and quality of products and services, product labeling, the commercial operation of unmanned aircraft systems, and other matters. It is not clear how existing laws governing issues such as property ownership, libel, privacy, data protection, data security, network security, and consumer protection apply to aspects of our operations such as the Internet, e-commerce, digital content, web services, electronic devices, advertising, and artificial intelligence technologies and services. A large number of jurisdictions regulate our operations, and the extent, nature, and scope of such regulations is evolving and expanding as the scope of our businesses expand. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), diminish the demand for, or availability of, our products, increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations.

We are subject to product liability claims when people or property are harmed by the products we sell

Some of the products we sell expose us to product liability claims relating to personal injury, illness, death, or environmental or property damage, and can require product recalls or other actions. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Some of our agreements with our vendors do not indemnify us from product liability.

We could face prior period sales tax and corporate tax liabilities, penalties and collection obligations

We make an assessment of sales tax payable including any related interest and penalties and accrues these estimates on the financial statements. Pursuant to the Wayfair decision, each state enforced sales tax collection at different dates. We collect and remit sales tax in accordance with the state regulations. We estimate that as of December 31, 2021, we owe $620,963 in sales taxes along with penalties and interest. However, we are currently engaged in the process of negotiating and remediating the amount of sales tax with the states in which we owe sales tax and anticipate becoming compliant in tax payments in such states by September 30, 2022.

We are subject to a variety of taxes and tax collection obligations in the U.S. (federal and state). We may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third party obligations. Our results of operations and cash flows could be adversely effected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information about our customers, suppliers, and other third parties for tax reporting purposes to various government agencies. In some cases we also may not have sufficient notice to enable us to build systems and adopt processes to properly comply with new reporting or collection obligations by the effective date.

Our tax expense and liabilities are also affected by other factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special or extraterritorial tax regimes, changes in foreign currency exchange rates, changes in our stock price, changes to our forecasts of income and loss and the mix of jurisdictions to which they relate, and changes in our tax assets and liabilities and their valuation. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is required in evaluating and estimating our tax expense, assets, and liabilities.

We are also subject to tax controversies in various jurisdictions that can result in tax assessments against us. Developments in an audit, investigation, or other tax controversy can have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our tax estimates are reasonable, the final outcome of audits, investigations, and any other tax controversies could be materially different from our historical tax accruals.

Our current accounting and inventory tracking systems could impair our ability to file accurate and timely financial statements

The capabilities of our inventory systems to track prior period costs at an item level have not been operationalized for the purposes of calculating inventory value. This could hinder our ability to accurately track inventory value and could impact our ability to provide accurate financials in a timely manner. The Company uses Quickbooks Online as both its accounting system and inventory tracking system. The Company currently does not conduct the period end review and accounting month end close using this accounting system. These procedures are done outside of the accounting system using spreadsheets. The manual nature of these procedures could lead to delay as well as errors in our financial reporting. These errors could include incorrect unit cost data for FIFO inventory valuation.

The Company currently values inventory by using estimates of the number of units and cost per unit. Our ability to accurately estimate unit costs in a timely manner is dependent on our inventory tracking systems. The Company plans on operationalizing an inventory tracking system in the next nine months   . The Company plans to start conducting the period end review and accounting month end close using the accounting system over the next nine months  .

Related to Ownership of Our Common Stock and Lack of Liquidity

There can be no assurance that we will be able to comply with Nasdaq’s continued listing standards.

Prior to January 2021, there was no public market for shares of our common stock. On January 7, 2021, our common stock began trading on Nasdaq under the symbol “HOUR.” Although our common stock has been approved for listing on Nasdaq, there is no guarantee that we will be able to maintain such listing for any period of time by perpetually satisfying Nasdaq’s continued listing requirements. Our failure to continue to meet these requirements may result in our common stock being delisted from Nasdaq.

The market price of our common stock may be volatile, and you could lose all or part of your investment.

We cannot predict the prices at which our common stock will trade in the future. The market price of our common stock may fluctuate substantially and will depend on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our common stock will tend to increase the volatility of the trading price of our common stock. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to, the following:

●	actual or anticipated changes or fluctuations in our results of operations;

●	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;

●	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships, or capital commitments;

●	industry or financial analyst or investor reaction to our press releases, other public announcements, and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	price and volume fluctuations in the overall stock market from time to time;

●	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

●	the expiration of market stand-off or contractual lock-up agreements and sales of shares of our common stock by us or our stockholders;

●	failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	actual or anticipated developments in our business, or our competitors’ businesses, or the competitive landscape generally;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	developments or disputes concerning our intellectual property rights, our products, or third-party proprietary rights;

●	announced or completed acquisitions of businesses or technologies by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	any major changes in our management or our board of directors, particularly with respect to Mr. Lai;

●	general economic conditions and slow or negative growth of our markets; and

●	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could materially adversely affect our business, financial condition, results of operations, and prospects.

Our common stock may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

Our common stock may be subject to “penny stock” rules (generally defined as non-exchange traded stock with a per-share price below $5.00) in the future. While our common stock is not currently considered “penny stock” since it listed on the Nasdaq, if we are unable to maintain that listing and our common stock is no longer listed on the Nasdaq, unless we maintain a per-share price above $5.00, our common stock will become “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

● If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

● If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock or our warrants and may affect your ability to resell our common stock and our warrants.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock or our warrants will not be classified as a “penny stock” in the future.

If the benefits of any proposed acquisition do not meet the expectations of investors, stockholders or financial analysts, the market price of our common stock may decline.

If the benefits of any proposed acquisition do not meet the expectations of investors or securities analysts, the market price of our common stock prior to the closing of the proposed acquisition may decline. The market values of our common stock at the time of the proposed acquisition may vary significantly from their prices on the date the acquisition target was identified.

In addition, broad market and industry factors may materially harm the market price of our common stock irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to our previously filed financial statements, which could cause our stock price to decline.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the consolidated financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest to occur of: (i) the end of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (ii) the end of the fiscal year in which the market value of our common shares that are held by non-affiliates is at least $700.0 million as of the last business day of our most recently completed second fiscal quarter; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the end of the fiscal year during which the fifth anniversary of our initial public offering occurs.

Until such time, however, we cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and have an adverse effect on the value of our securities.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we are required to report any changes in internal controls on a quarterly basis. In addition, we are required to furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We have, and will continue to, design, implement, and test the internal control over financial reporting required to comply with these obligations. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the value of our securities could be negatively affected. We also could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

As an emerging growth company, our auditor will not be required to attest to the effectiveness of our internal controls.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company. This means that the effectiveness of our financial operations may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal controls over financial reporting and we are not. While our management will be required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s review process in assessing the effectiveness of our internal controls over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company and cease to be a smaller reporting company (as described below), we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal controls over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

We are a smaller reporting company and accordingly, are exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under the first or second bullets was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we are not required, and may not include, a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act has imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel must devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting on the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company or a smaller reporting company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the value of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on value of our securities, and could adversely affect our ability to access the capital markets.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Company’s certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	providing that a special meeting of the stockholders may only be called by a majority of the board of directors;

●	providing that directors may be removed prior to the expiration of their terms by the affirmative vote of the holders of not less than 2/3 of the voting power of the issued and outstanding stock entitled to vote; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our board of directors and management.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our security holders to receive a premium for their securities and could also affect the price that some investors are willing to pay for our securities.

We have never paid dividends on our common stock and have no plans to do so in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock. See “Dividend Policy.”

We will indemnify and hold harmless our officers and directors to the maximum extent permitted by Delaware law.

Our certificate of incorporation provide that we will indemnify and hold harmless our officers and directors against claims arising from our activities, to the maximum extent permitted by Delaware law. If we were called upon to perform under our indemnification obligations, then the portion of our assets expended for such purpose would reduce the amount otherwise available for our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 8201 164th Ave NE #200, Redmond, WA 98052-7615, where we rent a virtual office from an unaffiliated third party under a virtual office/meeting room agreement. This agreement provides for daily telephone answering, messaging and fax services, and paid access to conference rooms on an as-needed basis. The virtual office arrangement expires on August 31, 2021. Terms of the virtual office arrangement provide for a rent payment of $29.50 per month. We also lease a warehouse located at Floor 35, No. 1123-1139, Fangshan Beier Road, Xiangbei Industry District, Xiamin, China, where we lease approximately 1680 square feet from an unaffiliated third party. This lease expires on January 1, 2022. Terms of this lease provides for a base rent payment of RMB$21,840 (US$3,116) per month. Our wholly owned subsidiary, Flywheel Consulting Limited also has an office at 27F. No.251, Mingquan 1st Rd., Xinxing Dist., Kaohsiungcity, Taiwan, where we lease approximately 2,230 rentable square feet of office space from an unaffiliated third party. This lease expires on August 31, 2022. Terms of the Taiwan office lease provide for a base rent payment of NTD$94,500 (approximately US$3,400) per month. We believe that these facilities are adequate for our current and near-term future needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed The Nasdaq Capital Market and its stock symbol is “HOUR.” The closing price of our common stock on Nasdaq on March 28, 2022 was $3.23.

Holders

As of March 29, 2022, there were 35,032,753 shares of common stock issued and outstanding, and we had approximately six holders of record of our common stock.   The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid any cash dividends on our common stock and do not currently anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

On June 27, 2021, our Board of Directors and shareholders holding a majority of our outstanding shares of common stock approved the 2021 Plan. Under the 2021 Plan, a total of 4,995,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of March 29 , 2022, there were 4,995,000 shares authorized for issuance under the 2021 Plan, and 4,987,247 shares available for issuance under the 2021 Plan.

Recent Sales of Unregistered Securities

In connection with our conversion from a Washington corporation to a Delaware corporation on April 7, 2021, we issued 5,000,000 (pre-stock splits) shares of common stock, par value $0.0001 per share, to each of Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President (for an aggregate of 10,000,000 (pre-stock splits) shares of common stock).

On September 22, 2021, our board of directors and shareholders approved a forward stock split in a ratio of 4.44-for-1 (“Forward Stock Split”) and on September 27, 2021, we filed a certificate of amendment to our Certificate of Incorporation implementing the Forward Stock Split in a ratio of 4.44-for-1, effective September 27, 2021. Therefore, on September 27, 2021, following the Forward Stock Split, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, each held 22,200,000 shares of common stock (for an aggregate of 44,400,000 shares of common stock).

On November 29, 2021, our board of directors and shareholders approved a reverse stock split in a ratio of 0.75-for-1 (“Reverse Stock Split”) and on December 1, 2021, we filed a certificate of amendment to our Certificate of Incorporation implementing the Reverse Stock Split in a ratio of 0.75-for-1, effective December 3, 2021. Therefore, on December 3, 2021, following the Reverse Stock Split, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, each held 16,650,000 shares of common stock (for an aggregate of 33,300,000 shares of common stock).

On January 3, 2022, the Company issued 1,772 shares of Company common stock to each of Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, with a fair market value of $4.00 per share as compensation for services to the Company pursuant to the terms of their Executive Employment Agreements with the Company.

On January 3, 2022, the Company issued 1,750, 1,750, and 709 shares of Company common stock to Michael Lenner, Douglas Branch, and Alan Gao, respectively, with a fair market value of $4.00 per share as compensation for services as directors to the Company pursuant to the terms of their Director Agreements with the Company.

The above issuances were made pursuant to an exemption from registration as set forth in 506 of Regulation D and Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Transfer Agent and Registrar

The Company’s transfer agent is Nevada Agency and Transfer Company. The transfer agent’s address is 50 West Liberty Street, Suite 880, Reno, Nevada 89501, and its telephone number is (775) 322-0626.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this annual report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this annual report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. References herein to “we,” “us” or the “Company” refer to Hour Loop, Inc.

Overview

Our Business

We are an online retailer engaged in e-commerce retailing in the U.S. market. We have operated as a third-party seller on www.amazon.com since 2013. We have also sold merchandise on our website at www.hourloop.com since 2013. We expanded our operations to www.walmart.com in October 2020. To date, we have generated practically all of our revenue as a third-party seller on www.amazon.com and only a negligible amount of revenue from our operations on our website at www.hourloop.com and as a third-party seller on www.walmart.com. We manage more than 100,000 stock-keeping units (“SKUs”). Product categories include home/garden décor, toys, kitchenware, apparels, and electronics. Our primary strategy is to bring most of our vendors product selections to the customers. We have advanced software that assists us in identifying product gaps so we can keep such products in stock year-round including the entirety of the last quarter (holiday season) of the calendar year (“Q4”). In upcoming years, we plan to expand our business rapidly by increasing the number of business managers, vendors and SKUs.

Business Model

There are three main types of business models on Amazon: wholesale, private label and retail arbitrage. Our business model is wholesale, also known as reselling, which refers to buying products in bulk directly from the brand or manufacturer at a wholesale price and making a profit by selling the product on Amazon. We sell merchandise on Amazon and the sales are fulfilled by Amazon. We pay Amazon fees for allowing us to sell on their platform. Our relationship with Walmart is also similar. We pay Walmart fees for allowing us to sell our merchandise on their platform. As stated above, to date, we have generated only a negligible amount of revenues as a third-party seller on www.walmart.com.

The advantages of selling via a wholesale model:

●	Purchase lower unit quantities with wholesale orders than private label products.

●	Selling wholesale is less time intensive and easier to scale than sourcing products via retail arbitrage.

●	More brands will want to work with us because we can provide broader Amazon presence.

The challenges of selling via a wholesale model:

●	Fierce competition on listing for Buy Box on amazon.com (as described below).

●	Developing and maintaining relationships with brand manufacturers.

Market description/opportunities

Total retail sales in the U.S.   increased 6.9% to $4.04 trillion in 2020 from $3.78 trillion in 2019. Consumers spent $861.12 billion online with U.S. merchants in 2020, which is around 21.3% of total retail sales for 2020, compared to 15.8% for 2019.

Amazon accounted for nearly a third of all e-commerce in the United States. With a more than 5% gain in e-commerce penetration for U.S. retail sales in 2020, we anticipate a larger market in the upcoming years.

Formation and Management

We were originally incorporated under the laws of the State of Washington on January 13, 2015. However, we converted from a Washington corporation to a Delaware corporation on April 7, 2021. The company was founded in 2013 by Sam Lai and Maggie Yu. With their vision, leadership, and software development skills, the company grew rapidly. From 2013 to 2021, sales grew from $0 to $62.7 million  .

Competitive advantage

Among 9.7 million sellers on Amazon, we believe we have two main competitive advantages. First, we have strong operations and sales teams experienced in listing, shipment, advertising, reconciliation and sales. By delivering high quality results and enhancing procedures through the process, our teams are competitive. Second, we believe our proprietary software system gives us an advantage over our competition. The system is highly customized to our business model; it collects and processes large amounts of data every day to optimize our operation and sales. Through advanced software, we can identify product gaps and keep them in stock all year round.

With respect to our advertising strategy, we advertise those products that we estimate will have greater demand based on our experience. This lets us allocate our advertising budget in a fashion that delivers positive value. We advertise our products on Amazon. We allocate our advertising dollars prudently. This is accomplished by advertising items that deliver the most return for our advertising spending. We monitor the items being advertised by our competitors. On the operations side, we constantly refine our processes based on learnings from historical data. The combination of managing the business operations effectively along with allocating our advertising budget to high value items allows us to grow profitably. In cases, where the advertising is fierce, we allocate the spending appropriately. Our strategy for competing with larger competitors is to monitor their pricing and not compete with them when their pricing is low or at a loss. Competitors sell at low prices or at a loss due to a variety of reasons, including, but not limited to, their desire to liquidate inventory or achieve short term increase in revenue. During these times, we avoid matching their prices. This strategy allows us to stay profitable.

Our Financial Position

For the fiscal years ended December 31, 2021 and 2020, we generated revenues of $62,792,981 and $38,655,264, respectively, and reported net income of $4,783,773 and $3,825,389, respectively, and cash flow from operating activities of $7,764,057 and $3,824,729, respectively. As noted in our consolidated financial statements, as of December 31, 2021, we had retained earnings of $2,654,695.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table shows a comparison of our 2021 and 2020 income statements.

	Year Ended
	December 31, 2021	December 31, 2020

Statement of Operations Data
Total revenues	$62,792,981	38,655,264
Total cost of goods sold	27,984,335	16,485,770
Gross profit	34,808,646	22,169,494
Total operating expenses	29,334,497	18,328,925
Income (loss) from operations	5,474,149	3,840,569
Total other non-operating income(Expense)	18,829	(15,180)
Income tax provisions	709,205	-
Net income (loss)	4,783,773	3,825,389
Other Comprehensive Income	(4,690)	(4,691)
Total Comprehensive Income	$4,779,083	3,820,698

Revenue

We generated $62,792,981 in 2021 as compared to $38,655,264 in revenue in 2020. The growth in revenue was 24,137,717 or 62.4%. We attribute this growth to our continued growth and maturity in our operating model which was enhanced by a favorable e-commerce environment. Our total orders in 2021 were approximately 2,289,467 as compared to 1,364,557 orders in 2020. This represented an increase of 67%.

Cost of Goods Sold

Cost of goods sold during the year ended December 31, 2021 totaled $27,984,335 as compared to $16,485,770 during the year ended December 31, 2020. Cost of goods sold include the cost of the merchandise sold, shipping costs as well as estimated losses due to damage to goods. The increase in cost of goods sold is due to a greater number of items sold as a result of greater number of orders in 2021.

Operating Expense

Operating Expenses for the year ended December 31, 2021 totaled $29,334,497, a $11,005,572 increase from the $18,328,925 of operating expenses in the year ended December 31, 2020. This change was caused by an increase in platform fees paid to Amazon, higher employee compensation and IPO related costs. The Amazon fees are proportional to the revenue. The increase in revenue in 2021 over 2020 drove this increase in platform fees.

Other (Expense) Income

Other income (expenses) is mainly due to the local government grant received by Flywheel in 2021, other income for the year ended December 31, 2021 totaled $18,829, and the other expenses for the year ended December 31,2020 totaled $15,180.

Total Comprehensive Income

Total Comprehensive Income for the year ended December 31, 2021 was $4,779,083 as compared with $3,820,698 Total Comprehensive Income for the year ended December 31, 2020. The change in Total Comprehensive Income was $958,385. This change was driven by an improvement in our revenue in the year ended December 31, 2021 over the year ended December 31, 2020.

Impacts to Results of Operations from COVID-19

The Company’s business operations were negatively impacted by disruptions in our supply chain, which limited our ability to source merchandise, and limits on products fulfillment placed by Amazon. More specifically, COVID-19 limited our ability to stock items because there was not enough inventory available. Additionally, the cost of these items increased.

Liquidity and Capital Resources

Cash Flows for the Years Ended December 31, 2021 and 2020

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $10,592,572 and $4,968,064 as of December 31, 2021 and December 31,2020, respectively.

Our primary uses of cash have been for inventory, payments to Amazon related to sales and shipping of products, for services provided, payments for marketing and advertising and salaries paid to our employees. We have received funds from the sales of products that we sell online. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance the rapid growth in our current business,

●	An increase in fees paid to Amazon and other partners as our sales grows

●	The cost of being a public company;

●	Marketing and advertising expenses for attracting new customers; and

●	Capital requirements for the development of additional infrastructure

Since inception, we have generated liquidity from the profitability of our ongoing business and from debt to fund our operations.

The following table shows a summary of our cash flows for the years ended December 31, 2021 and December 31, 2020.

	Year Ended
	December 31, 2021	December 31, 2020

Statement of Cash Flows
Net cash from operating activities	$7,764,057	3,824,729
Net cash used in investing activities	$(16,115)	-
Net cash provided by financing activities	$(2,126,177)	299,261
Effect of changes in foreign currency rates	$2,743	5,111
Net increase (decrease) in cash	$5,624,508	4,129,101
Cash - beginning of the period	$4,968,064	838,963
Cash - end of the period	$10,592,572	4,968,064

Net Cash From Operating Activities:

For the fiscal year ended December 31, 2021, cash generated by operating activities amounted to 7,764,057 as compared to $3,824,729 for the year ended December 31, 2020. This was driven by our net income of $4,783,773 as compared to $3,825,389 in 2020. The increase in net income was driven by an increase in revenue from $62,792,981 in 2021 as compared to $38,655,264 in 2020. This increase in revenue was offset by a corresponding increase in cost of goods sold and an increase in operating expenses of $11,005,572.

Net Cash Provided by (Used in) Investing Activities:

For the fiscal year ended December 31, 2021, $16,115 cash was used in investing activities. For the fiscal year ended December 31, 2020, no cash was generated by or used in investing activities.

Net Cash Provided by Financing Activities:

For the fiscal year ended December 31, 2021, cash used in financing activities amounted to $2,126,177 as compared to cash generated from financing activities of $299,261 for the year ended December 31, 2020. The cash used by financing activities in 2021 was mainly due to a distribution to stockholders of $6,302,418, offset by $4,170,418 in long term debt obtained from related parties.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

COVID-19

Our business, results of operations, and financial condition may be materially adversely impacted if a public health outbreak, including the recent COVID-19 pandemic, interferes with our ability, or the ability of our employees, contractors, suppliers, and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business.

The COVID-19 pandemic has adversely affected and may continue to adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations. As a result, our ability to fund through public or private equity offerings, debt financings, and through other means at acceptable terms, if at all, may be disrupted, in the event our financing needs for the foreseeable future are not able to be met by our balances of cash, cash equivalents and cash generated from operations.

In addition, the continuation of the COVID-19 pandemic and various governmental responses in the United States has adversely affected and may continue to adversely affect our business operations, including our ability to carry on business development activities, restrictions in business-related travel, delays or disruptions in our on-going projects, and unavailability of the employees of the Company or third parties with whom we conduct business, due to illness or quarantines, among others. Our business was negatively impacted by disruptions in our supply chain, which limited our ability to source merchandise, and limits on products fulfillment placed by Amazon. For example, we may be unable to launch new products, replenish inventory for existing products, ship into or receive inventory in our third-party warehouses in each case on a timely basis or at all. The extent to which COVID-19 could impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, and will depend on many factors, including the duration of the outbreak, the effect of travel restrictions and social distancing efforts in the United States and other countries, the scope and length of business closures or business disruptions, and the actions taken by governments to contain and treat the disease. As such, we cannot presently predict the scope and extent of any potential business shutdowns or disruptions. Possible effects may include, but are not limited to, disruption to our customers and revenue, absenteeism in our labor workforce, unavailability of products and supplies used in our operations, shutdowns that may be mandated or requested by governmental authorities, and a decline in the value of our assets, including various long-lived assets.

Contractual Obligations

Except as set forth below, we do not have any long-term capital lease obligations, operating lease obligations or long-term liabilities.

Bank of America Loan

On June 18, 2019, the Company issued a Promissory Note (the “BofA Note”) in the amount of $785,000 to Bank of America (the “Lender”) for a loan in the amount of $785,000. The BofA Note matures on June 18, 2024 and bears interest at a rate of 8.11% per annum. The monthly payment is $15,963, consisting of $11,398 of principal and $4,565 of interest. As of July 23, 2021, the aggregate principal amount of the BofA Note outstanding is $0. As of January 3, 2022, there is an outstanding balance of deferred interest of $27,996.

PPP Loan

On April 7, 2020, the Company issued a Promissory Note (the “Note”) in the amount of $27,012 under the Paycheck Protection Program (“PPP”) to JP Morgan Chase Bank, N.A. (the “Lender”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Note matures on April 7, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing October 5, 2020, following an initial deferral period as specified under the PPP loan. The Note may be prepaid at any time prior to maturity with no prepayment penalties. The Paycheck Protection Program Flexibility Act (the “Flexibility Act”), signed on June 5, 2020, amended certain provisions of the PPP, including the deferral period and repayment terms. The Flexibility Act extends the deferral period of payments of PPP loan principal, interest, and fees to the date when the U.S. Small Business Administration makes a final decision on the borrower’s application for forgiveness, or 10 months after the last day of the covered period if a borrower has not applied for forgiveness (whichever is earlier). This extension applies regardless of the terms of the PPP and does not require an amendment of the PPP. As such, the Company did not make any payments on the Note during 2020.

Under the terms of the PPP loan, up to the entire amount of principal and accrued interest may be forgiven to the extent PPP loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP loan. On May 6, 2021, the entire amount of principal and accrued interest on the Note was forgiven.

Conversion of S Corporation to C Corporation

On June 30, 2021, the Company completed a corporate reorganization to convert its status from a S corporation to a C corporation with an effective date of July 27, 2021. Retained earnings in the amount of $4,170,418 were distributed by the Company to the S corporation stockholders ($2,085,209 to each of Mr. Lai and Ms. Yu) on July 27, 2021.

Affiliated Loans

December 2020 Loan

On December 31, 2020, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, made a loan (“December 2020 Loan”) to us of $1,041,353 in a single payment ($520,676 attributable to each of Mr. Lai and Mrs. Yu). The loan is memorialized in a Loan Agreement dated December 31, 2020. Pursuant to the terms of the Loan Agreement, the loan bore no interest and was payable on demand.

On September 16, 2021, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, and the Company amended and restated the Loan Agreement to modify the terms of the December 2020 Loan, whereby the interest rate became 2% per annum (applied retroactively) rather than non-interest bearing and maturity date became December 31, 2021 rather than payable on demand.

On December 31, 2021, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, and the Company amended and restated the Loan Agreement to modify the term of the December 2020 Loan, whereby the maturity date was extended from December 31, 2021 to January 31, 2022.

On February 8, 2022, the outstanding principal balance and accrued interest on the December 2020 Loan was paid in full.

July 2021 Loan

On July 27, 2021, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, made a loan (“July 2021 Loan”) to us of the outstanding retained earnings of approximately $4,170,418 in a single payment ($2,085,209 attributable to each of Mr. Lai and Mrs. Yu). The loan is memorialized in a Loan Agreement dated October 15, 2021. Pursuant to the terms of the Loan Agreement, the loan bears interest of 2% per annum and the principal of the loan ($4,170,418) and accrued interest becomes due and payable on December 31, 2022.

As of January 3, 2022, the outstanding principal balance was approximately $4,170,418 and accrued interest was $36,325 on the July 2021 Loan.

Leases

The Company has three operating leases (Hour Loop has an Xiamen warehouse lease and a Seattle warehouse lease, and Flywheel has an office lease in Taiwan). The Company has signed leases through 2022. We make lease payments in advance. The table below outlines payments for non-cancelable operating leases.

Years Ending December 31, 2021	Amount
2021	59,796
2022	32,123
Total Lease Payments	91,919

Sales Taxes

We make an assessment of sales tax payable including any related interest and penalties and accrues these estimates on the financial statements. Pursuant to the Wayfair decision, each state enforced sales tax collection at different dates. We collect and remit sales tax in accordance with the state regulations. We estimate that as of December 31, 2021, we owed $620,963 in sales taxes, along with penalties and interest. However, we are currently engaged in the process of negotiating and remediating the amount of sales tax with the states in which we owe sales tax and anticipate becoming compliant in tax payments in such states by June 30, 2022  .

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash and cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

Inventory and Cost of Goods Sold

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined on a first-in first-out basis. The Company’s costs include the amounts it pays manufacturers for product, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from its manufacturers to its warehouses.

Cost of goods sold is comprised of the book value of inventory sold to customers during the reporting period.

Property and Equipment

Property, plant, and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method.

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Revenue Recognition

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company adopted ASC Topic 606 as of January 1, 2019. The standard did not affect the Company’s consolidated financial position, or cash flows. There were no changes to the timing of revenue recognition as a result of the adoption.

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which provided a five-step model for recognizing revenue from contracts with customers as follows:

●	Identify the contract with a customer.
●	Identify the performance obligations in the contract.
●	Determine the transaction price.
●	Allocate the transaction price to the performance obligations in the contract.
●	Recognize revenue when or as performance obligations are satisfied.

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record platform fees paid to Amazon as an expense or as a reduction of revenue. Platform fees are recorded as sales and distribution expenses and are not recorded as a reduction of revenue because the Company owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct Amazon, similarly, other third-party logistics providers (“Logistics Providers”), to return the Company’s inventories to any location specified by the Company. It is the Company’s responsibility to make any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes prices of its products, can determine who fulfills the goods to the customer (Amazon or the Company) and can limit quantities or stop selling the goods at any time. The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. Based on these considerations, the Company is the principal in this arrangement.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is recognized as revenue when the performance obligation is satisfied. Each of the Company’s contracts have a single distinct performance obligation, which is the promise to transfer individual goods. For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue.

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company performs on-going evaluations of its customers and maintains an allowance for bad and doubtful receivables.

Leases

The Company has elected the adoption under ASC Topic 842, Leases, which allows the Company to apply the transition provision at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. The Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing leases upon adoption.

Sales Taxes

Company makes an assessment of sales tax payable including any related interest and penalties. The Company’s accounting policy is to exclude the tax collected and remitted from revenues and cost of revenues. Pursuant to the Wayfair decision, each state enforced sales tax collection at different dates. The company makes sales collects and remits sales tax in accordance with the state regulations. In the past, where the company has not collected these taxes, the company has made estimates of amounts owed and accrued these on the financial statements.

Income Taxes

Prior to 2021, the Company, with the stockholders’ consent, has elected to be taxed as an “S corporation” under the provisions of the Internal Revenue Code and comparable state income tax law. As an S corporation, the Company is generally not subject to corporate income taxes, and the Company’s net income or loss is reported on the individual tax return of the stockholder of the Company. Therefore, no provision or liability for income taxes is reflected in the financial statements.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Related Parties

The Company accounts for related party transactions in accordance with ASC Topic 850 (Related Party Disclosures). A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Earnings per Share

The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Foreign Currency and Currency Translation

In case of a functional currency other than the U.S. dollar, the functional currency amounts are translated into U.S. dollars at exchange rates in effect at year-end, with resulting translation gains or losses included within other comprehensive income or loss.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-18 comprising a portion of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective.   The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified below.

1.	Lack segregation of duties at several levels of the organization could lead to errors and potential fraud. In the accounting team, the duties of the employees are not clearly defined and there is significant amount of multitasking
2.	In the payment process, the same person can authorize and make the payments. This could lead to lack of checks on the payment process
3.	Expenses made on credit cards don’t have prior authorization
4.	Banking access is limited to CEO and Sr VP (Operations). Other team members don’t have read access and can’t independently verify transactions and balances

The Company will devise a plan to remediate these material weaknesses.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2021, our Company’s internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. Each director’s term continues until his or her successor is elected or qualified at the next annual meeting, unless such director earlier resigns or is removed. Rahul Ratan served as our Chief Financial Officer from June 14, 2021 until March 29, 2022, when he resigned such position for personal reasons. Our Board of Directors has initiated a search for a replacement. In the meantime, Mr. Lai has been appointed to serve as Interim Chief Financial Officer, in addition to his positions as Chairman of the Board and Chief Executive Officer.

Name	Age	Position
Sam Lai	39	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer
Sau Kuen (Maggie) Yu	44	Senior Vice President and Director
Douglas Branch	70	Independent Director
Michael Lenner	43	Independent Director
Minghui (Alan) Gao	48	Independent Director
Randy Wu	39	Finance Manager, Flywheel Consulting Limited
Chia Wei (Willy) Lin	29	General Manager, Flywheel Consulting Limited
Yu-Chen (Rain) Lee	21	Operations Manager of Core Operations, Flywheel Consulting Limited
Ming Fan (Judy) Hou	26	Operations Manager of Business Development, Flywheel Consulting Limited
Emily Wu	45	Human Resource Manager, Flywheel Consulting Limited

Biographical information concerning our directors and executive officers listed above is set forth below.

Sam Lai. Mr. Lai has served as our Chief Executive Officer and been a member of our Board of Directors since June 2013 and our Chairman of Board since April 2021. He has served as our Interim Chief Financial Officer since March 29, 2022. He is a seasoned software engineer who has designed and built software and code from the ground up at Hour Loop, Inc., Amazon.com, Inc., UnifiedEdge, Inc., Kits, and Applied Research Labs for the past 18 years. From December 2009 through June 2017, Mr. Lai served as a Software Development Engineer for Amazon.com, Inc. From March 2009 through December 2009, he served as a Senior Java Developer at UnifiedEdge, Inc. From February 2007 through March 2009, Mr. Lai served as a Senior Java Developer at Kits. From September 2005 through February 2007, he served as a Software Development Engineer for Amazon.com, Inc. From March 2003 through January 2004, Mr. Lai served as a Research Engineer Scientist Assistant at Applied Research Labs. Mr. Lai graduated with a Bachelor Degree in Computer Science from University of Texas at Austin in 2003 and a Masters Degree in Computer Science from University of California, San Diego in 2004. Mr. Lai does not hold, and has not previously held, any directorships in any reporting companies.

Sau Kuen (Maggie) Yu. Ms. Yu has served as our Senior Vice President and has been a member of our Board of Directors since June 2013. Since graduating from University of California, San Diego until June 2013, Ms. Yu has no employment history. Ms. Yu graduated with a Bachelor Degree in Computer Science from University of California, San Diego in 2004. Ms. Yu does not hold, and has not previously held, any directorships in any reporting companies.

Douglas Branch. Mr. Branch has been an independent member of our Board of Directors since June 1, 2021. Since 1991, Mr. Branch has served in a number of executive positions (the latest position as Executive Vice President, US Sales) at Gund, a division of Spin Master Inc. From 2016 through 2018, he served as the Executive Vice President, US Sales at Enesco. Mr. Branch graduated with a Bachelor of Arts Degree in marketing from University of Massachusetts. Mr. Branch does not hold, and has not previously held, any directorships in any reporting companies.

Michael Lenner. Mr. Lenner has been an independent member of our Board of Directors since June 1, 2021. Since May 2018, Mr. Lenner has served as Vice President, Software Engineering, Disney Streaming Services at The Walt Disney Company. From August 2017 through May 2018, he served as Vice President, Software Engineering at BAMTECH Media. From July 2014 through August 2017, Mr. Lenner served as Vice President, Software Engineering and Senior Director, Software Engineering at Major League Baseball Advanced Media. From February 2011 through June 2014, he served as the Vice President, Engineering at H. Bloom. Mr. Lenner graduated with a Bachelor of Arts Degree in Physics from Binghamton University and a Masters of Science Degree in Computer Science from Columbia University. Mr. Lenner does not hold, and has not previously held, any directorships in any reporting companies.

Minghui (Alan) Gao. Mr. Gao has been an independent member of our Board of Directors since October 6, 2021. Since October 2021, Mr. Gao has served as the Chief Technology Officer of Cue Health, Inc. From January 2018 to October 2021, he served as the Chief Technology Officer of PillPack (which was acquired by Amazon Pharmacy). From October 2016 to January 2018, Mr. Gao served as the Director of Prime Video at Amazon.com. From September 2013 to October 2016, he served as Engineering Director of Seller Services at Amazon.com. From September 2011 to September 2013, Mr. Gao served as the Chief Technology Officer and Senior Vice President of Product and Engineering at Xiu.com, an e-commerce company in China. From November 2008 through June 2011, he served as Engineering Director at Amazon.cn in China. From October 2007 to November 2008, Mr. Gao served as Senior Manager, Software Development at Amazon.com. From November 2006 to October 2007, he served as a Software Development Manager at Amazon.com. From April 2001 to November 2006, Mr. Gao served as Software Design Engineer and Development Lead. Mr. Gao graduated with a Masters Degree in Computer Science from Baylor university in 1999. Mr. Gao does not hold, and has not previously held, any directorships in any reporting companies.

Randy Wu. Mr. Wu has served as the Finance Manager of our wholly owned subsidiary Flywheel Consulting Limited since May 2021. From August 2017 through May 2021, Mr. Wu served as Finance Manager at World Resource Pacific Company Limited. From August 2016 through July 2017, Mr. Wu served as Project Assistant Manager at Ta Chong Securities Company Limited. From March 2016 through July 2016, Mr. Wu served as Finance Manager at MLD. From July 2015 through March 2016, Mr. Wu served as Project Assistant Manager at Fubon Securities Company Limited. From July 2013 through July 2015, Mr. Wu served as Project Assistant Manager at SinoPac Securities Company Limited. From September 2010 through April 2013, Mr. Wu served as Audit Assistant Manager at Deloitte & Touche.

Chia Wei (Willy) Lin. Mr. Lin has served as the General Manager of our wholly owned subsidiary Flywheel Consulting Limited since July 2019. From August 2016 through June 2019, Mr. Lin served as a Sales Manager at Taiwan Ecolink International Co., Ltd. Mr. Lin graduated with a Bachelors Degree in German Studies from Wenzao Ursuline University of Languages in 2015.

Yu-Chen (Rain) Lee. Ms. Lee has served as the Operations Manager of Core Operations of our wholly owned subsidiary Flywheel Consulting Limited since June 2020. Ms. Lee graduated with a Bachelors Degree in Business Administration from National Sun Yat-sen University in 2020.

Ming Fan (Judy) Hou. Ms. Hou had been served as the Operations Manager of Business Development on our wholly owned subsidiary Flywheel Consulting Limited since September 2018; Ms. Hou graduated with a Bachelors Degree in English from Wenzao Usurline University of Language in 2018.

Emily Wu. Ms. Wu has served as the Human Resource Manager of our wholly owned subsidiary Flywheel Consulting Limited since November 12, 2021. Ms. Wu has 15 years of work experience in human resource and administration. From January 2018 through November 2021, Ms. Wu served as the HR and Admin Manager, APAC at Woettsern Technology. From May 2015 through July 2017, Ms. Wu served as the HR & Admin Manager at Japan Tabacco International. From October 2013 through January 2015, Ms. Wu served as the HR Manager at the Shingrila Hotel. From January 2011 through June 2013, Ms. Wu served as the HR & Admin Assistant Manager at Charge Educational Group. Ms. Wu graduated with a degree in Business Administration and Marketing from University Hertfordshire in June 2002 and October 2003, respectively.

Family Relationships

Sam Lai, our Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer, and Maggie Yu, our Senior Vice President and member of our Board of Directors, are married.

Involvement in Certain Legal Proceedings

No executive officer, member of the board of directors or control person of our Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Board Committees and Director Independence

Our common stock began trading on Nasdaq on January 7, 2022. As a Nasdaq-listed company, we are required to comply with Nasdaq’s continued listing standards.

Controlled Company and Director Independence

The “controlled company” exception to the Nasdaq rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of the Nasdaq corporate governance rules. As stated above, Sam Lai, the Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer of the Company, and Maggie Yu, Senior Vice President of the Company, who are husband and wife, together beneficially own 33,303544 shares of the Company’s common stock, representing 95.1% of the voting power of the Company’s outstanding common stock. As a result, the Company is a “controlled company” under the Nasdaq corporate governance standards. As a controlled company, we do not have to comply with certain corporate governance requirements under the Nasdaq rules, including the following:

●	A majority of the Company’s Board of Directors to consist of “independent directors” as defined by the applicable Nasdaq rules and regulations;

●	The compensation of the Company’s executive officers to be determined, or recommended to the Board of Directors for determination, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a Compensation Committee comprised solely of independent directors; and

●	That director nominees to be selected, or recommended to the Board of Directors for selection, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a nomination committee comprised solely of independent directors.

The Company intends to avail itself of each of these exemptions. More specifically, a majority of the Company’s board of directors will not consist of independent directors and the Company will not have a compensation committee or a nominating and corporate governance committee. Therefore, for as long as the Company remains a “controlled company,” the Company will not have the same protections afforded to shareholders of companies that are subject to all of these corporate governance requirements. If at any time the Company ceases to be a “controlled company” under the Nasdaq rules, the Company’s Board of Directors will take all action necessary to comply with the Nasdaq corporate governance rules, including establishing certain committees composed entirely of independent directors, subject to a permitted “phase-in” period.

Notwithstanding the Company’s status as a controlled company, the Company will remain subject to the Nasdaq corporate governance standard that requires the Company to have an audit committee with at least three independent directors as well as composed entirely of independent directors. As a result, the Company was required, at the time of listing on Nasdaq, to have at least one independent director on our audit committee, at least two independent directors within 90 days of listing on Nasdaq, and at least three independent directors within one year of listing on Nasdaq, where at least one of the independent directors qualifies as an audit committee financial expert under SEC rules and as a financially sophisticated audit committee member under the Nasdaq rules.

The Company’s Board of Directors has affirmatively determined that two of its five directors (Sam Lai and Maggie Yu) are non-independent directors of the Company and three of its five directors (Douglas Branch, Michael Lenner and Minghui (Alan) Gao) are independent directors of the Company. The Company’s audit committee consists of the three independent directors - Douglas Branch, Michael Lenner and Minghui (Alan) Gao. Mr. Branch is the chair of the audit committee. The Company shall replace one of these audit committee members within one year following the listing with an independent director who will qualify as an audit committee financial expert under SEC rules and as a financially sophisticated audit committee member under the Nasdaq rules.

Board Leadership Structure and Board’s Role in Risk Oversight

We have not separated the positions of Chairman of the Board and Chief Executive Officer. Mr. Lai has served as our Chairman of the Board of Directors since April 2021 and Chief Executive Officer since June 2013. We believe that combining the positions of Chairman and Chief Executive Officer allows for focused leadership of our organization which benefits us in our relationships with investors, customers, suppliers, employees and other constituencies. We believe that consolidating the leadership of the Company under Mr. Lai is the appropriate leadership structure for our Company and that any risks inherent in that structure are balanced by the oversight of our other independent directors on our Board. However, no single leadership model is right for all companies and at all times. The Board recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure. In addition, following the completion of the offering, the Board will hold executive sessions in which only independent directors are present.

Our Board is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product commercialization. The audit committee oversees management of financial risks; our Board regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board regularly reviews plans, results and potential risks related to our business. The Board is also expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on the Company.

Committees of the Board of Directors

Audit Committee

We have established an audit committee (“Audit Committee”), which consists of three independent directors, Douglas Branch, Michael Lenner and Minghui (Alan) Gao. Mr. Branch is the chair of the Audit Committee. The Company shall replace one of these audit committee members with an independent director within one year following the listing, who will qualify as an “audit committee financial expert.” Our Audit Committee adopted a written charter, a copy of which is posted on the Corporate Governance section of our website, at www.hourloop.com.

Our Audit Committee is authorized to:

●	approve and retain the independent auditors to conduct the annual audit of our financial statements;
●	review the proposed scope and results of the audit;
●	review and pre-approve audit and non-audit fees and services;
●	review accounting and financial controls with the independent auditors and our financial and accounting staff;
●	review and approve transactions between us and our directors, officers and affiliates;
●	recognize and prevent prohibited non-audit services;
●	establish procedures for complaints received by us regarding accounting matters; and
●	oversee internal audit functions, if any.

Compensation Committee

Because we are a “controlled company” within the meaning of the Nasdaq corporate governance standards of the Nasdaq Capital Market, we are not required to have, and do not currently have, a compensation committee.

If and when we are no longer a “controlled company” within the meaning of the Nasdaq corporate governance standards, we will be required to establish a compensation committee. We anticipate that such a compensation committee would consist of three directors who will be “independent” under the rules of the SEC, subject to the permitted “phase-in” period pursuant to Nasdaq rules.

This compensation committee would:

●	review and determine the compensation arrangements for management;
●	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;
●	administer our incentive compensation and benefit plans and purchase plans;
●	oversee the evaluation of the Board of Directors and management; and
●	review the independence of any compensation advisers.

Upon formation of a compensation committee, we would expect to adopt a compensation committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and Nasdaq standards.

Nominating and Corporate Governance Committee

Because are a “controlled company” within the meaning of the Nasdaq corporate governance standards, we are not required to have, and do not currently have, a nominating and corporate governance committee.

If and when we are no longer a “controlled company” within the meaning of the corporate governance standards of Nasdaq, we will be required to establish a nominating and corporate governance committee. We anticipate that such a nominating and corporate governance committee would consist of three directors who will be “independent” under the rules of the SEC, subject to the permitted “phase-in” period pursuant to Nasdaq rules.

The functions of the nominating and corporate governance committee, among other things, would include:

●	identifying individuals qualified to become board members and recommending director;
●	nominees and board members for committee membership;
●	developing and recommending to our board corporate governance guidelines;
●	review and determine the compensation arrangements for directors; and
●	overseeing the evaluation of our board of directors and its committees and management.

Upon formation of a nominating and corporate governance committee, we would expect to adopt a nominating and corporate governance committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and Nasdaq standards.

Director Nominations

Our full Board of Directors recommends candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

Because we are a “controlled company” within the meaning of Nasdaq corporate governance standards, we will are not required to have, and do not currently have, a compensation committee. None of our executive officers serve on the board of directors or compensation committee of a company that has an executive officer that serves on our board or compensation committee. No member of our board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions) and employees. The Code of Ethics and Business Conduct is available on our website at www.hourloop.com.

Limitation on Liability and Indemnification of Officers and Directors

Our certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the Delaware General Corporation Law (“DGCL”).

Our certificate of incorporation also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions and the insurance are necessary to attract and retain talented and experienced officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

2021 Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2021 and 2020 to certain of our executive officers, who we collectively refer to as our “named executive officers”, or “NEOs”.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sam Lai	2021	$350,000	300,000	0	$0	0	0	$3,237	(2)	$653,237
Chief Executive Officer and Interim Chief Financial Officer (1)	2020	$99,230	713,000	0	$0	0	0	$3,237	(2)	$815,467

Maggie Yu	2021	$318,461	500,000	0	$0	0	0	$3,237	(2)	$821,698
Senior Vice President	2020	$30,000	713,000	0	$0	0	0	$3,237	(2)	$746,237

Rahul Ratan (3)	2021	$107,692	10,000	0	$0	0	0	$0		$117,692
Former Chief Financial Officer	2020	$-	-	-	$-	-	-	$-		$-

(1)	Mr. Lai has served as our Chief Executive Officer since June 2013 and as our Interim Chief Financial Officer since March 29, 2022.

(1)	Includes a healthcare allowance as follows: for 2021 and 2020, $3,237 per year for Mr. Lai and $3,237 per year for Mrs. Yu.
(2)	Rahul Ratan served as the Chief Financial Officer of the Company from June 2021 until March 29, 2022, when he resigned for personal reasons.

Employment Agreements

On May 27, 2021, the Company entered into an Executive Employment Agreement with each of Mr. Lai and Ms. Yu. Mr. Lai’s agreement provides that he will serve as the Chief Executive Officer of the Company and Ms. Yu’s agreement provides that she will serve as the Senior Vice President of the Company. On June 14, 2021, the Company entered into an Executive Employment Agreement with Mr. Ratan, our Former Chief Financial Officer, which provides that he will serve as the Chief Financial Officer of the Company.

Each of the employment agreements has a three-year term, which automatically extends for additional terms of one year each unless either the Company or the applicable executive provides notice to the other party of their desire to not so renew term. Each of the employment agreements are “at will,” meaning that either the executive or the Company may terminate the executive’s employment at any time and for any reason, subject to certain payments and other actions as set forth below.

Mr. Lai’s agreement provides for an annual base salary of $500,000, Ms. Yu’s agreement provides for an annual base salary of $450,000 and Mr. Ratan’s agreement provides for an annual base salary of $200,000. Each of base salaries may be subject to annual adjustments as determined in the discretion of the Board. Pursuant to their agreements, on December 31, 2021, each of Mr. Lai and Ms. Yu are also entitled to receive a guaranteed bonus of $50,000, subject to the applicable agreement being in effect at that time. Additionally, pursuant to their agreements, Mr. Lai and Ms. Yu are entitled to each receive a guaranteed bonus of $100,000 on December 31, 2022, subject to the applicable agreement being in effect at that time.

Mr. Lai’s agreement provides that, for the Company’s 2021 fiscal year, (1) if the net profits of the Company for the 2021 fiscal year equals at least 175% of the net profits of the Company for the 2020 fiscal year, excluding any costs of the Company related to the IPO, in each case as determined by the Board, Mr. Lai is entitled to receive a bonus of 50% of the base salary as in effect as of the last business day of the 2021 fiscal year; and (2) if the net profits of the Company for the 2021 fiscal year equals at least 200% of the net profits of the Company for the 2020 fiscal year, excluding any costs of the Company related to the IPO, in each case as determined by the Board, Mr. Lai is entitled to receive an additional bonus of 50% of the Base Salary as in effect as of the last business day of the 2021 fiscal year.

On January 20, 2022, the Company entered into Addendum No. 1 to Mr. Lai’s agreement, pursuant to which Mr. Lai’s 2022 bonus targets and payments were set as follows:

●	If the Company grows its net profits (excluding taxes) to at least $7,000,000 during the 2022 fiscal year, Mr. Lai will receive a bonus equal to 50% of base salary.
●	If the Company grows its net profits (excluding taxes) to at least $8,500,000 during the 2022 fiscal year, Mr. Lai will receive a bonus equal to 100% of base salary.

The satisfaction of the above conditions will be determined following the end of the 2022 fiscal year. For the avoidance of doubt, only one of the above bonus amounts, if at all, will be payable.

Ms. Yu’s agreement provides that, for the Company’s 2021 fiscal year, (1) if Ms. Yu successfully launches the Company’s Vendor Acquisition Team, as determined by the Board, Ms. Yu will be entitled to receive a bonus of 50% of the base salary as in effect as of the last business day of the 2021 fiscal year; and (2) if Ms. Yu acquires 50 or more new vendors for the Company, as determined by the Board, Ms. Yu will be entitled to receive a bonus of 50% of the base salary as in effect as of the last business day of the 2021 fiscal year.

On January 20, 2022, the Company entered into Addendum No. 1 to Ms. Yu’s agreement, pursuant to which Ms. Yu’s 2022 bonus targets and payments were set as follows:

●	If the Company acquires at least 75 but fewer than 100 new vendors during the 2022 fiscal year, Ms. Yu will receive a bonus equal to 50% of base salary.
●	If the Company acquires 100 or more new vendors during the 2022 fiscal year, Ms. Yu will receive a bonus equal to 100% of base salary.

The satisfaction of the above conditions will be determined following the end of the 2022 fiscal year. For the avoidance of doubt, only one of the above bonus amounts, if at all, will be payable.

Each of Mr. Lai’s and Ms. Yu’s agreements provide that if at the Company’s request the executive attends any trade shows, events, or meetings which are independent of the executive’s responsibility under the applicable agreement, the Company will pay the executive $1,000 in cash per full day for such attendance or $500 in cash for a half day.

Each of Mr. Lai’s and Ms. Yu’s agreements provide that at the end of each calendar quarter during the term, the Company will issue to the applicable executive a number of shares of common stock having a fair market value of $3,000 as of such date (with any partial quarter being pro-rated). The market value of the shares is determined as follows: (a) if the common stock is then listed for trading on the OTC Markets or a United States national securities exchange (as applicable, the “Trading Market”), the daily volume weighted average closing price of the common stock during the 20 trading day period immediately prior to the calculation date, (b) if the common stock is not then listed or quoted for trading on a Trading Market, and if prices for the common stock are then reported in the “Pink Sheets” published by OTC Markets Group, Inc., the most recent bid price per share of the common stock so reported, or (c) in all other cases, the fair market value of a share of common stock as is determined in good faith by the Board, without the involvement of the executive if the executive is then serving on the Board, after taking into consideration factors it deems appropriate. A “Trading Day” is any day on which the Trading Market is generally open for business and on which the common stock is then traded.

Notwithstanding the forgoing, the shares issuable to Mr. Lai and Ms. Yu with respect to the period from the execution of their agreements to December 31, 2021 will be determined, and will be issued, on January 3, 2022, based on the market value as determined on December 31, 2021.

Each of the three employment agreements provides that, on the last business day prior to the commencement of the Company’s first firm-commitment underwritten initial public offering of common stock pursuant to a registration statement filed under the Securities Act (the “IPO”), which condition will be satisfied by this offering, and subject to the applicable agreement not having expired or having been terminated as of such time, the Company will issue to the applicable executive an option to acquire shares of common stock. For Mr. Lai and Ms. Yu, this will be an option to acquire 25,000 shares of common stock, and for Mr. Ratan it will be an option to acquire 15,000 shares of common stock. These options will vest in four equal annual installments, subject to earlier acceleration and forfeiture as set forth below and in the applicable employment agreement and in the option agreement, if and when signed. The exercise price per share will be equal to the offering price per share of common stock in the IPO.

Mr. Lai’s and Ms. Yu’s agreements each provide that they will be entitled to fringe benefits consistent with the practices of the Company, and to the extent the Company provides similar benefits to the Company’s executive officers; that the Company will reimburse each of them for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred in connection with the performance of their duties; that they are entitled to a number of vacation days as generally provided to other executive officers of the Company from time to time; and that they are each, together with their spouses and legal dependents, entitled to participate equally in the health, dental and other benefit plans, which are available to senior managers of the Company.

Mr. Ratan’s agreement provides that he is entitled to fringe benefits as determined by the Board or the Chief Executive Officer.

Mr. Ratan’s agreement provides that if the agreement is terminated, either by him or by the Company, for any reason, or is terminated due to his death or total disability, then the Company will pay to Mr. Ratan (or his estate in the event of his death) any unpaid base salary and benefits then owed or accrued and any unreimbursed expenses for which the Company has agreed to reimburse Mr. Ratan, through the date of such termination; and any unvested portion of any equity granted to Mr. Ratan will be forfeited as of the termination date.

Mr. Lai’s and Ms. Yu’s agreements provide for different results and payments on termination, based on whether the applicable agreement was terminated by the Company with or without “Cause”, or by the applicable executive with or without “Good Reason”.

For purposes of their agreements, “Cause” means any of the following:

●	a violation of any material written rule or policy of the Company for which violation any employee may be terminated pursuant to the written policies of the Company reasonably applicable to an executive employee;
●	misconduct by the executive to the material detriment of the Company;
●	the executive’s conviction (by a court of competent jurisdiction, not subject to further appeal) of, or pleading guilty to, a felony;
●	the executive’s gross negligence in the performance of their duties and responsibilities to the Company as described in the applicable agreement; or
●	the executive’s material failure to perform their duties and responsibilities to the Company as described in the agreement (other than any such failure resulting from the their incapacity due to physical or mental illness or any such failure subsequent to the executive being delivered a notice of termination without Cause by the Company or delivering a notice of termination for Good Reason to the Company), in either case after written notice from the Board (in the case of Mr. Lai) or from the Chief Executive Officer (in the case of Ms. Yu), which specifies the nature of such material failure and the executive’s failure to cure such material failure within 10 days following receipt of such notice.

For purposes of their agreements, “Good Reason” means any of the following:

●	a material diminution by the Company of compensation and benefits (taken as a whole) provided to the executive;
●	a reduction in base salary or target or maximum bonus, other than as part of an across-the-board reduction in salaries of management personnel;
●	the relocation of the executive’s principal executive office to a location more than 50 miles further from the executive’s principal executive office immediately prior to such relocation; or
●	a material breach by the Company of any of the terms and conditions of the applicable employment agreement which the Company fails to correct within 10 days after the Company receives written notice from the executive of such violation.

In the event that the Company terminates the applicable agreement for “Cause”, or the applicable executive terminates their agreement without “Good Reason”, then the Company will pay to the applicable executive any unpaid base salary and benefits then owed or accrued, and any unreimbursed expenses, will issue to the applicable executive the shares as described above (i.e., the $3,000 of value of shares per calendar quarter) which have accrued as of such date; and any unvested portion of any equity granted to the applicable executive will be forfeited.

In the event that the Company terminates the applicable agreement without “Cause”, or the applicable executive terminates their agreement for “Good Reason”, in addition to the payments and issuances above, the Company will pay to the applicable executive, in one lump sum, an amount equal to the base salary that they would have been paid for the remainder of the initial 3-year term (if such termination occurs during that initial term) or the one year renewal term (if such termination occurs during a renewal term), as applicable, and any equity grant already made to the executive shall, to the extent not already vested, be deemed automatically vested.

Pursuant to their agreements, in the event of Mr. Lai’s or Ms. Yu’s death or total disability, the applicable agreement will terminate on the date of death or total disability and the Company will shall pay to the applicable executive (or their estate) any unpaid base salary and benefits then owed or accrued and any unreimbursed expenses for which the Company has agreed to reimburse the applicable executive, plus a pro-rata bonus for the year of termination based on the executive’s target bonus for such year and the portion of such year in which the executive was employed through the date of such termination; and any unvested portion of any equity granted to the applicable executive will be forfeited as of the termination date.

If it is determined that any payment or benefit provided to either Mr. Lai or Ms. Yu under their respective agreements would constitute an “excess parachute payment” within the meaning of section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), such that the payment would be subject to an excise tax under section 4999 of the Code (the “Excise Tax”), the Company will pay to the applicable executive an additional amount (the “Gross-Up Payment”) such that the net amount of the Gross-Up Payment retained by the applicable executive after the payment of any Excise Tax and any federal, state and local income and employment tax on the Gross-Up Payment, will be equal to the Excise Tax due on the payment and any interest and penalties in respect of such Excise Tax. For purposes of determining the amount of the Gross-Up Payment, the applicable executive will be deemed to pay federal income tax and employment taxes at the highest marginal rate of federal income and employment taxation in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of the applicable executive’s residence (or, if greater, the state and locality in which the applicable executive is required to file a nonresident income tax return with respect to the payment) in the calendar year in which the Gross-Up Payment is to be made, net of the maximum reduction in federal income taxes that may be obtained from the deduction of such state and local taxes.

As a result of the uncertainty in the application of sections 4999 and 280G of the Code, it is possible that the Gross-Up Payments either will have been made which should not have been made, or will not have been made which should have been made, by the Company (an “Excess Gross-Up Payment” or a “Gross-Up Underpayment,” respectively). If it is established pursuant to (A) a final determination of a court for which all appeals have been taken and finally resolved or the time for all appeals has expired, or (B) an Internal Revenue Service (the “IRS”) proceeding which has been finally and conclusively resolved, that an Excess Gross-Up Payment has been made, such Excess Gross-Up Payment shall be deemed for all purposes to be a loan to the executive made on the date the executive received the Excess Gross-Up Payment and the executive shall repay the Excess Gross-Up Payment to the Company either (i) on demand, if the executive is in possession of the Excess Gross-Up Payment or (ii) upon the refund of such Excess Gross-Up Payment to the executive from the IRS, if the IRS is in possession of such Excess Gross-Up Payment, together with interest on the Excess Gross-Up Payment at (X) 120% of the applicable federal rate (as defined in Section 1274(d) of the Code) compounded semi-annually for any period during which the executive held such Excess Gross-Up Payment and (Y) the interest rate paid to the executive by the IRS in respect of any period during which the IRS held such Excess Gross-Up Payment. If a Gross-Up Underpayment occurs as determined under one or more of the following circumstances: (I) such determination is made by the Company (which shall include the position taken by the Company, together with its consolidated group, on its federal income tax return) or is made by the IRS, (II) such determination is made by a court, or (III) such determination is made upon the resolution to the executive’s satisfaction of the Dispute, then the Company shall pay an amount equal to the Gross-Up Underpayment to the executive within ten calendar days of such determination or resolution, together with interest on such amount at 120% of the applicable federal rate compounded semi-annually from the date such amount should have been paid to the executive pursuant to the terms of his or her employment agreement or otherwise, but for the operation of Section 4(c) of the employment agreements, until the date of payment.

Each of the three employment agreements also contains a non-solicitation provision, wherein the executive agrees that, during the term of their agreement and for three years thereafter, the executive will not, directly or indirectly solicit or discuss with any employee of Company the employment of such Company employee by any other commercial enterprise other than Company, nor recruit, attempt to recruit, hire or attempt to hire any such Company employee on behalf of any commercial enterprise other than Company, provided that this provision will not prohibit the applicable executive from undertaking a general recruitment advertisement provided that it is not targeted towards any person identified above, or from hiring, employing or engaging any such person who responds to that general recruitment advertisement.

Each of the three employment agreements also provides that, during the term, the applicable executive will be entitled to indemnification and insurance coverage for officers’ liability, fiduciary liability and other liabilities arising out of the executive’s position with the Company in any capacity, in an amount not less than the highest amount available to any other executive, and that such coverage and protections, with respect to the various liabilities as to which the executive has been customarily indemnified prior to termination of employment, will continue for at least six years following the end of the applicable term.

Each of the three employment agreements contains customary representations and warranties by the parties, a provision for resolution of disputes by arbitration, customary confidentiality provisions, customary provisions relating to the Company’s ownership of intellectual property created by the applicable executive, and other customary miscellaneous provisions.

Director Agreements

On June 1, 2021, the Company entered into Director Agreements with each of Mr. Lenner and Mr. Branch in connection with their services as directors of the Company. On October 6, 2021, the Company entered into Director Agreement with Minghui (Alan) Gao in connection with his services as a director of the Company.

Pursuant to their respective agreements, each of Messrs. Lenner, Branch and Gao agreed as a Director of the Company and to be available to perform the duties consistent with such position pursuant to the Certificate and Bylaws of the Company, and any additional codes, guidelines or policies of the Company that may be effective now or in the future. Each of the agreements continues in effect until the earliest of (a) such time as the applicable Director resigns or is removed from office and (b) the death of the director.

Each agreement provides that, during the term of the applicable agreement, in exchange for their services, the Company shall issue to the applicable director a number of shares of common stock having a fair market value of $3,000 as of such date (with any partial quarter being pro-rated). The market value of the shares is determined in the same manner as for the executive’s employment agreements as discussed above. Also as in the executive employment agreements, the shares issuable with respect to the period from the execution of their agreements to December 31, 2021 will be determined, and will be issued, on January 3, 2022, based on the market value as determined on December 31, 2021.

Each of the director’s agreements provide that if at the Company’s request the director attends any trade shows, events, or meetings which are independent of the director’s responsibility under the applicable agreement, the Company will pay the director $1,000 in cash per full day for such attendance or $500 in cash for a half day.

The director agreements provide that, during the applicable term, the Company will reimburse the applicable director for all reasonable out-of-pocket expenses incurred by them in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses. Any reimbursements for allocated expenses (as compared to out-of-pocket expenses of the director in excess of $500.00) must be approved in advance by the Company.

Each of the director agreements contains customary confidentiality provisions, customary provisions relating to the Company’s ownership of intellectual property created by the applicable director, customary representations and warranties by the parties and other customary miscellaneous provisions.

Elements of Compensation

Mr. Lai and Ms. Yu were provided with the following primary elements of compensation in 2020 and 2019:

Base Salary

Mr. Lai, Ms. Yu, and Mr. Ratan received a fixed base salary in an amount determined by the Board of Directors based on a number of factors, including:

●	The nature, responsibilities and duties of the officer’s position;
●	The officer’s expertise, demonstrated leadership ability and prior performance;
●	The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and
●	The competitiveness of the market for the officer’s services.

The base salary for each of Mr. Lai, Ms. Yu, and Mr. Ratan for 2021 and 2020 is listed in “—2021 Summary Compensation Table.”

Bonuses

During the year ended December 31, 2021, the Company paid its Chief Executive Officer, Senior Vice President and Chief Financial Officer a bonus of $300,000, $500,000, and $10,000, respectively. During the year ended December 31, 2020, the Company paid each of its Chief Executive Officer and Senior Vice President a bonus of $713,000.

The bonuses for 2021 and 2020 were determined based on peer comparable compensation paid in the Seattle, Washington area reported by www.PerSalary.com (https://www.salary.com/tools/salary-calculator/ceo/seattle-wa?view=table). According to www.PerSalary.com, the CEO salary range in Seattle was $453,109 to $1,318,542 for 2020. The $650,000 and $815,467 compensation (base salary and bonus) paid to Mr. Lai for 2021 and 2020, respectively, fell in such range and we believed to be reasonable due to the significant growth in the company in 2021 and 2020, respectively, due in large part to Mr. Lai’s leadership. According to www.PerSalary.com, the head of operations salary range in Seattle was $285,369 and $776,354 for 2020. The $818,461 and $746,237 compensation (base salary and bonus) paid to Mr. Yu for 2021 and 2020, respectively, fell slightly above such range and we believed to be reasonable due to Mrs. Yu being instrumental in delivering high growth along with profitability to the company in 2021 and 2020, respectively.

Stock Awards

We did not grant any stock awards to our directors or executive officers in fiscal years 2021 and 2020.

Stock Option Grants

We did not grant any stock options to our directors or executive officers in fiscal years 2021 and 2020.

Other Benefits

In fiscal year 2021 and 2020, Mr. Lai and Ms. Yu were reimbursed healthcare expenses. The amounts paid to Mr. Lai and Ms. Yu in 2021 and 2020 in respect of these benefits is reflected above in the “—Summary Compensation Table” section under the “All Other Compensation” heading.

Compensation Discussion and Analysis

2021 Equity Incentive Plan

Overview

The Board of Directors and shareholders holding a majority of the Company’s voting capital approved and adopted the 2021 Plan on June 27, 2021. The 2021 Plan authorizes the issuance of up to an aggregate maximum of 4,995,000 shares of the common stock, subject to adjustment as described in the 2021 Plan. The 2021 Plan shall be administered by the Board or one or more committees appointed by the Board or another committee (“Administrator”). The Administrator, in its discretion, selects the individuals to whom awards may be granted, the time or times at which such awards are granted, and the terms of such awards. The 2021 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted shares, restricted share unit, cash awards, other awards, and performance-based awards. Awards may be granted to the Company’s officers, employees, directors and consultants.

The purpose of 2021 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The Board may, at any time, terminate or, from time to time, amend, modify or suspend this 2021 Plan, in whole or in part. To the extent then required by applicable law or any applicable stock exchange or required under the Internal Revenue Code to preserve the intended tax consequences of the 2021 Plan, or deemed necessary or advisable by the Board, the 2021 Plan and any amendment to the 2021 Plan shall be subject to stockholder approval. Unless earlier terminated by the Board, the 2021 Plan will terminate ten years from the date of adoption.

Authorized Shares

A total of 4,995,000 shares of the Company’s common stock are authorized for issuance pursuant to the 2021 Plan. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Board. Accordingly, as of March 29, 2022, there are 4,995,000 shares of common stock authorized for issuance pursuant to the 2021 Plan, and 4,987,247 shares available for issuance under the 2021 Plan

Additionally, if any award issued pursuant to the 2021 Plan expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, as provided in the 2021 Plan, or, with respect to restricted stock, restricted stock units (“RSUs”), performance units or performance shares, is forfeited to or repurchased by the Company due to the failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights the forfeited or repurchased shares) which were subject thereto will become available for future grant or sale under the 2021 Plan (unless the 2021 Plan has terminated). With respect to stock appreciation rights, only shares actually issued pursuant to a stock appreciation right will cease to be available under the 2021 Plan; all remaining shares under stock appreciation rights will remain available for future grant or sale under the 2021 Plan (unless the 2021 Plan has terminated). Shares that have actually been issued under the 2021 Plan under any award will not be returned to the 2021 Plan and will not become available for future distribution under the 2021 Plan; provided, however, that if shares issued pursuant to awards of restricted stock, restricted stock units, performance shares or performance units are repurchased by the Company or are forfeited to the Company due to the failure to vest, such shares will become available for future grant under the 2021 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholdings related to an award will become available for future grant or sale under the 2021 Plan. To the extent an award under the 2021 Plan is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2021 Plan.

Notwithstanding the foregoing and, subject to adjustment as provided in the 2021 Plan, the maximum number of shares that may be issued upon the exercise of incentive stock options will equal the aggregate share number stated above, plus, to the extent allowable under Section 422 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, any shares that become available for issuance under the 2021 Plan in accordance with the foregoing.

Plan Administration

The Board or one or more committees appointed by the Board will administer the 2021 Plan. In addition, if the Company determines it is desirable to qualify transactions under the 2021 Plan as exempt under Rule 16b-3 of the Exchange Act such transactions will be structured with the intent that they satisfy the requirements for exemption under Rule 16b-3. Subject to the provisions of the 2021 Plan, the administrator has the power to administer the 2021 Plan and make all determinations deemed necessary or advisable for administering the 2021 Plan, including the power to determine the fair market value of the Company’s common stock, select the service providers to whom awards may be granted, determine the number of shares covered by each award, approve forms of award agreements for use under the 2021 Plan, determine the terms and conditions of awards (including the exercise price, the time or times at which the awards may be exercised, any vesting acceleration or waiver or forfeiture restrictions and any restriction or limitation regarding any award or the shares relating thereto), construe and interpret the terms of the 2021 Plan and awards granted under it, prescribe, amend and rescind rules relating to the 2021 Plan, including creating sub-plans and modify or amend each award, including the discretionary authority to extend the post-termination exercisability period of awards (provided that no option or stock appreciation right will be extended past its original maximum term), and to allow a participant to defer the receipt of payment of cash or the delivery of shares that would otherwise be due to such participant under an award. The administrator also has the authority to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the administrator and to institute an exchange program by which outstanding awards may be surrendered or cancelled in exchange for awards of the same type which may have a higher or lower exercise price or different terms, awards of a different type or cash, or by which the exercise price of an outstanding award is increased or reduced. The administrator’s decisions, interpretations and other actions are final and binding on all participants.

Eligibility

Awards under the 2021 Plan, other than incentive stock options, may be granted to employees (including officers) of the Company or a subsidiary, members of the Company’s Board, or consultants engaged to render bona fide services to the Company or a subsidiary. Incentive stock options may be granted only to employees of the Company or a subsidiary.

Stock Options

Stock options may be granted under the 2021 Plan. The exercise price of options granted under the 2021 Plan generally must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of each option will be as stated in the applicable award agreement; provided, however, that the term may be no more than 10 years from the date of grant. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director or consultant, they may exercise their option for the period of time stated in their option agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the option will remain exercisable for three months following the termination of service. An option may not be exercised later than the expiration of its term. Subject to the provisions of the 2021 Plan, the administrator determines the other terms of options.

Stock Appreciation Rights

Stock appreciation rights may be granted under the 2021 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of the Company’s common stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding 10 years. After the termination of service of an employee, director or consultant, they may exercise their stock appreciation right for the period of time stated in their stock appreciation right agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the stock appreciation rights will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the stock appreciation rights will remain exercisable for three months following the termination of service. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of the 2021 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of the Company’s common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

Restricted Stock

Restricted stock may be granted under the 2021 Plan. Restricted stock awards are grants of shares of the Company’s common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant and, subject to the provisions of the 2021 Plan, will determine the terms and conditions of such awards. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to the Company); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. Shares of restricted stock that do not vest are subject to the Company’s right of repurchase or forfeiture.

Restricted Stock Units

RSUs may be granted under the 2021 Plan. RSUs are bookkeeping entries representing an amount equal to the fair market value of one share of the Company’s common stock. Subject to the provisions of the 2021 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria and the form and timing of payment. The administrator may set vesting criteria based upon the achievement of Company-wide, divisional, business unit or individual goals (including continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. The administrator, in its sole discretion, may pay earned RSUs in the form of cash, in shares of the Company’s common stock or in some combination thereof. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any vesting requirements will be deemed satisfied.

Performance Units and Performance Shares

Performance units and performance shares may be granted under the 2021 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will establish performance objectives or other vesting criteria in its discretion, which, depending on the extent to which they are met, will determine the number or the value of performance units and performance shares to be paid out to participants. The administrator may set performance objectives based on the achievement of Company-wide, divisional, business unit or individual goals (including continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. After the grant of a performance unit or performance share, the administrator, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance units or performance shares. Performance units shall have an initial dollar value established by the administrator on or prior to the grant date. Performance shares shall have an initial value equal to the fair market value of the Company’s common stock on the grant date. The administrator, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares or in some combination thereof.

Non-Employee Directors

The 2021 Plan provides that all non-employee directors will be eligible to receive all types of awards (except for incentive stock options) under the 2021 Plan. The 2021 Plan includes a maximum limit of $750,000 of equity awards that may be granted to a non-employee director in any fiscal year, increased to $1,500,000 in connection with his or her initial service. For purposes of this limitation, the value of equity awards is based on the grant date fair value (determined in accordance with accounting principles generally accepted in the United States). Any equity awards granted to a person for their services as an employee, or for their services as a consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to the Company’s non-employee directors.

Non-transferability of Awards

Unless the administrator provides otherwise, the 2021 Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during their lifetime. If the administrator makes an award transferrable, such award will contain such additional terms and conditions as the administrator deems appropriate.

Certain Adjustments

In the event of certain changes in the Company’s capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the 2021 Plan, the administrator will adjust the number and class of shares that may be delivered under the 2021 Plan or the number, and price of shares covered by each outstanding award and the numerical share limits set forth in the 2021 Plan.

Dissolution or Liquidation

In the event of the Company’s proposed liquidation or dissolution, the administrator will notify participants as soon as practicable and all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or Change in Control

The 2021 Plan provides that in the event of the Company’s merger with or into another corporation or entity or a “change in control” (as defined in the 2021 Plan), each outstanding award will be treated as the administrator determines, including, without limitation, that (i) awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (ii) upon written notice to a participant, that the participant’s awards will terminate upon or immediately prior to the consummation of such merger or change in control; (iii) outstanding awards will vest and become exercisable, realizable or payable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon consummation of such merger or change in control and, to the extent the administrator determines, terminate upon or immediately prior to the effectiveness of such merger or change in control; (iv) (A) the termination of an award in exchange for an amount of cash or property, if any, equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the administrator determines in good faith that no amount would have been attained upon the exercise of such award or realization of the participant’s rights, then such award may be terminated by the Company without payment) or (B) the replacement of such award with other rights or property selected by the administrator in its sole discretion; or (v) any combination of the foregoing. The administrator will not be obligated to treat all awards, all awards a participant holds, or all awards of the same type, similarly. In the event that awards (or portion thereof) are not assumed or substituted for in the event of a merger or change in control, the participant will fully vest in and have the right to exercise all of their outstanding options and stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock and RSUs will lapse and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met, in all cases, unless specifically provided otherwise under the applicable award agreement or other written agreement between the participant and the Company or any of the Company’s subsidiaries or parents, as applicable. If an option or stock appreciation right is not assumed or substituted in the event of a merger or change in control, the administrator will notify the participant in writing or electronically that the option or stock appreciation right will be exercisable for a period of time determined by the administrator in its sole discretion and the vested option or stock appreciation right will terminate upon the expiration of such period.

For awards granted to an outside director, the outside director will fully vest in and have the right to exercise all of their outstanding options and stock appreciation rights, all restrictions on restricted stock and RSUs will lapse and, for awards with performance-based vesting, unless specifically provided for in the award agreement, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met.

Clawback

Awards will be subject to any Company clawback policy that the Company is required to adopt pursuant to the listing standards of any national securities exchange or association on which the Company’s securities are listed or as is otherwise required by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable laws. The administrator also may specify in an award agreement that the participant’s rights, payments or benefits with respect to an award will be subject to reduction, cancellation, forfeiture or recoupment upon the occurrence of certain specified events. The Board may require a participant to forfeit, return or reimburse the Company all or a portion of the award or shares issued under the award, any amounts paid under the award and any payments or proceeds paid or provided upon disposition of the shares issued under the award in order to comply with such clawback policy or applicable laws.

Amendment and Termination

The administrator has the authority to amend, suspend or terminate the 2021 Plan provided such action does not impair the existing rights of any participant. The 2021 Plan automatically will terminate on June 27, 2031, unless it is terminated sooner.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executives or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-Term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 35,032,753 shares of our common stock issued and outstanding as of March 29, 2022. Unless otherwise noted below, the address for each beneficial owner listed on the table is c/o Hour Loop, Inc. 8201 164th Ave NE #200, Redmond, WA 98052-7615. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

The business address of each of the beneficial owners listed below is c/o Hour Loop, Inc., 8201 164th Ave. NE #200, Redmond, WA 98052-7615.

Name and Address of Beneficial Owner	Number and Nature of Shares Beneficially Owned (1)		Percentage of Outstanding Common Stock
Sam Lai	33,303,544	(2)	95.1%
Maggie Yu	33,303,544	(2)	95.1%
Rahul Ratan (3)	-		-
Douglas Branch	1,750		*
Michael Lenner	1,750		*
Minghui (Alan) Gao	709		*
All executive officers and directors as a group (6 persons)	33,307,753		95.1%

*	less than 1%.

(1)	The percentages in the table have been calculated based on 35,032,753 shares of our common stock outstanding on March 29, 2022. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 29, 2022. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Sam Lai and Maggie Yu are husband and wife, and together beneficially own 33,303,544 shares of the Company’s common stock representing 95.1% of the voting power of the Company’s outstanding common stock. Each of Mr. Lai and Ms. Yu individually holds 16,651,772 shares of common stock, and each beneficially holds 33,303,544 shares of the Company’s common stock, as each of them is deemed to indirectly beneficially own the other’s 16,651,772 shares of common stock.

(3)	On March 28, 2022, Mr. Ratan resigned as the Company’s Chief Financial Officer, effective March 29, 2022, for personal reasons. Mr. Lai was appointed Interim Chief Financial Officer, to serve in such role until a replacement is found.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2021, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	-	4,987,247
Total	-	$-	4,987,247

On June 27, 2021, our Board of Directors and shareholders holding a majority of our outstanding shares of common stock approved the 2021 Plan. Under the 2021 Plan, a total of 4,995,000 shares of common stock are authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of March 29, 2021, 4,995,000 shares of common stock are authorized for issuance under the 2021 Plan, and 4,987,247 shares are available for issuance under the 2021 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities (a “significant shareholder”), or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

We recognize that transactions between us and any of our directors or executives or with a third party in which one of our officers, directors or significant shareholders has an interest can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our Company and stockholders.

The Audit Committee of the Board of Directors is charged with responsibility for reviewing, approving and overseeing any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K), including the propriety and ethical implications of any such transactions, as reported or disclosed to the Audit Committee by the independent auditors, employees, officers, members of the Board of Directors or otherwise, and to determine whether the terms of the transaction are not less favorable to us than could be obtained from an unaffiliated party.

From time to time, we engage in transactions with related parties. The following is a summary of the related party transactions during the fiscal years ended December 31, 2021 and 2020, and any proposed transactions, requiring disclosure pursuant to Item 404 of Regulation S-K.

Conversion of S Corporation to C Corporation

On June 30, 2021, the Company completed a corporate reorganization to convert its status from a S corporation to a C corporation with an effective date of July 27, 2021. Retained earnings in the amount of $4,170,418 were distributed by the Company to the S corporation stockholders ($2,085,209 to each of Mr. Lai and Ms. Yu) on July 27, 2021.

Affiliated Loans

December 2020 Loan

On December 31, 2020, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, made a loan (“December 2020 Loan”) to us of $1,041,353 in a single payment ($520,676 attributable to each of Mr. Lai and Mrs. Yu). The loan is memorialized in a Loan Agreement dated December 31, 2020. Pursuant to the terms of the Loan Agreement, the loan bore no interest and was payable on demand.

On September 16, 2021, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, and the Company amended and restated the Loan Agreement to modify the terms of the December 2020 Loan, whereby the interest rate became 2% per annum (applied retroactively) rather than non-interest bearing and maturity date became December 31, 2021 rather than payable on demand.

On December 31, 2021, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, and the Company amended and restated the Loan Agreement to modify the term of the December 2020 Loan, whereby the maturity date was extended from December 31, 2021 to January 31, 2022.

On February 8, 2022, the outstanding principal balance and accrued interest on the December 2020 Loan was paid in full.

July 2021 Loan

On July 27, 2021, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, made a loan (“July 2021 Loan”) to us of the outstanding retained earnings of approximately $4,170,418 in a single payment ($2,085,209 attributable to each of Mr. Lai and Mrs. Yu). The loan is memorialized in a Loan Agreement dated October 15, 2021. Pursuant to the terms of the Loan Agreement, the loan bears interest of 2% per annum and the principal of the loan ($4,170,418) and accrued interest becomes due and payable on December 31, 2022.

As of January 3, 2022, the outstanding principal balance was approximately $4,170,418 and accrued interest was $36,325 on the July 2021 Loan.

Issuances

On January 3, 2022, the Company issued 1,772 shares of Company common stock to each of Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, with a fair market value of $4.00 per share as compensation for services to the Company pursuant to the terms of their Executive Employment Agreements with the Company.

On January 3, 2022, the Company issued 1,750, 1,750, and 709 shares of Company common stock to Michael Lenner, Douglas Branch, and Alan Gao, respectively, with a fair market value of $4.00 per share as compensation for services as directors to the Company pursuant to the terms of their Director Agreements with the Company.

Director Independence

Our common stock has been approved for listing on The Nasdaq Capital Market. In order to list our common stock on the Nasdaq Capital Market, we are required to comply with the Nasdaq Capital Market standards.

Controlled Company and Director Independence

The “controlled company” exception to the rules of the Nasdaq Capital Market provide that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of Nasdaq Capital Market corporate governance rules. As stated above, Sam Lai, the Chief Executive Officer and Interim Chief Financial Officer of the Company, and Maggie Yu, Senior Vice President of the Company, who are husband and wife, beneficially own 33,303,544 shares of the Company’s common stock, representing 95.1% of the voting power of the Company’s outstanding common stock. As a result, the Company is a “controlled company” under the Nasdaq Capital Market corporate governance standards. As a controlled company, Hour Loop, Inc. does not have to comply with certain corporate governance requirements under the Nasdaq Capital Market rules, including the following:

●	A majority of the Company’s Board of Directors to consist of “independent directors” as defined by the applicable rules and regulations of the Nasdaq Capital Market;
●	The compensation of the Company’s executive officers to be determined, or recommended to the Board of Directors for determination, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a Compensation Committee comprised solely of independent directors; and
●	That director nominees to be selected, or recommended to the Board of Directors for selection, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a nomination committee comprised solely of independent directors.

The Company intends to avail itself of each of these exemptions. More specifically, a majority of the Company’s board of directors will not consist of independent directors and the Company will not have a compensation committee or a nominating and corporate governance committee. Therefore, for as long as the Company remains a “controlled company,” the Company will not have the same protections afforded to shareholders of companies that are subject to all of these corporate governance requirements. If at any time the Company ceases to be a “controlled company” under the rules of Nasdaq Capital Market, the Company’s Board of Directors will take all action necessary to comply with the corporate governance rules of the Nasdaq Capital Market, including establishing certain committees composed entirely of independent directors, subject to a permitted “phase-in” period.

Notwithstanding the Company’s status as a controlled company, the Company will remain subject to the corporate governance standard of the Nasdaq Capital Market that requires the Company to have an audit committee with at least three independent directors as well as composed entirely of independent directors. As a result, the Company must have at least one independent director on our audit committee at the time of listing on the Nasdaq Capital Market, at least two independent directors within 90 days of listing on the Nasdaq Capital Market and at least three independent directors within one year of listing on the Nasdaq Capital Market, where at least one of the independent directors qualifies as an audit committee financial expert under SEC rules and as a financially sophisticated audit committee member under the Nasdaq Capital Market rules.

The Company’s Board of Directors has affirmatively determined that two of its five directors (including Sam Lai and Maggie Yu) are non-independent directors of the Company and three of its five directors (including Douglas Branch, Michael Lenner and Minghui (Alan) Gao) are independent directors of the Company. The Company’s audit committee consists of the three independent directors - Douglas Branch, Michael Lenner and Minghui (Alan) Gao. Mr. Branch is the chair of the audit committee. The Company shall replace one of these audit committee members within one year following the listing with an independent director who will qualify as an audit committee financial expert under SEC rules and as a financially sophisticated audit committee member under the Nasdaq Capital Market rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 1, 2021, we appointed TPS Thayer, LLC as our independent registered public accounting firm. TPS Thayer, LLC audited our consolidated financial statements for the years ended December 31, 2021 and 2020 and TPS Thayer, LLC has been engaged as our independent registered public accounting firm for our fiscal year ended December 31, 2021. Prior to engaging TPS Thayer, LLC as our independent registered public accounting firm, we did not have an independent registered public accounting firm to audit our financial statements. The following is a summary of fees paid or to be paid to TPS Thayer, LLC for the fiscal years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021		2020
Audit Fees		$110,000		$186,000
Audit Related Fees		$120,000		$117,000
Tax Fees	$		$
All Other Fees	$		$
Total		$230,000		$303,000

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. The above amounts include interim procedures and audit fees, as well as attendance at Board meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for tax planning services and tax advice. The board of directors must specifically approve all other tax services.

All Other Fees. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories. The board of directors preapproves specified other services that do not fall within any of the specified prohibited categories of services.

Pre-Approval Policy

Since formation of our audit committee, all of the foregoing services were pre-approved by our audit committee. Our audit committee will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

(2)	Financial Statements Schedules

All financial statements schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this annual report.

(3)	Exhibits

We hereby file as part of this annual report the exhibits listed in the Exhibit Index below. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Certificate of Incorporation of Hour Loop, Inc. filed with the Washington Secretary of State on January 13, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
3.2	Certificate of Conversion of Hour Loop, Inc. filed with the Delaware Secretary of State on April 7, 2021 (incorporated by reference to Exhibit 3.2 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
3.3	Certificate of Incorporation of Hour Loop, Inc. filed with the Delaware Secretary of State on April 7, 2021 (incorporated by reference to Exhibit 3.3 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
3.4	Certificate of Amendment to Certificate of Incorporation of Hour Loop, Inc. filed with the Delaware Secretary of State on September 23, 2021 (incorporated by reference to Exhibit 3.4 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
3.5	Certificate of Amendment to Certificate of Incorporation of Hour Loop, Inc. filed with the Delaware Secretary of State on November 30, 2021 (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on December 16, 2021).
3.6	Bylaws (incorporated by reference to Exhibit 3.6 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
3.7	Amendment to Bylaws (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on January 3, 2022).
10.1	Employment Agreement, dated May 27, 2021, by and between Hour Loop, Inc. and Sam Lai (incorporated by reference to Exhibit 10.1 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.2	Employment Agreement, dated May 27, 2021, by and between Hour Loop, Inc. and Maggie Yu (incorporated by reference to Exhibit 10.2 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.3	Employment Agreement, dated June 14, 2021, by and between Hour Loop, Inc. and Rahul Ratan (incorporated by reference to Exhibit 10.3 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.4	Director Agreement, dated June 21, 2021, by and between Hour Loop, Inc. and Michael Lenner (incorporated by reference to Exhibit 10.4 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †

10.5	Director Agreement, dated June 21, 2021, by and between Hour Loop, Inc. and Douglas Branch (incorporated by reference to Exhibit 10.5 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.6	Director Agreement, dated October 6, 2021, by and between Hour Loop, Inc. and Minghui (Alan) Gao (incorporated by reference to Exhibit 10.6 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.7	Hour Loop, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.8	Amazon Services Business Solutions Agreement between Amazon.com, Inc. and Hour Loop, Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
10.9	Changes to Amazon Services Business Solutions Agreement effective November 7, 2020 between Amazon.com, Inc. and Hour Loop, Inc. (incorporated by reference to Exhibit 10.9 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
10.10	Loan Agreement, dated December 31, 2020, among the Company and Sam Lai and Maggie Yu (incorporated by reference to Exhibit 10.10 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
10.11	Amended and Restated Loan Agreement, dated September 16, 2021, among the Company and Sam Lai and Maggie Yu (incorporated by reference to Exhibit 10.1 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
10.12	Amended and Restated Loan Agreement, dated December 31, 2021, among the Company and Sam Lai and Maggie Yu (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on January 3, 2022).
10.13	Loan Agreement, dated October 15, 2021, among the Company and Sam Lai and Maggie Yu (incorporated by reference to Exhibit 10.13 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
10.14	Addendum No. 1 to Executive Employment Agreement, dated as of January 20, 2022, by and between the registrant and Sam Lai (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2022). †
10.15	Addendum No. 1 to Executive Employment Agreement, dated as of January 20, 2022, by and between the registrant and Sau Kuen Yu (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2022). †
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
21.1	List of Subsidiaries *
24.1	Power of Attorney (included on the signature page)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer *
31.2	Rule 13a-14(a) Certification of Principal Financial Officer *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer **
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase *
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) *

* Filed herewith

**Furnished herewith

† Management contracts, compensation plans and arrangements.

Item 16. Form 10-K Summary

Not applicable.

HOUR LOOP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hour Loop, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hour Loop, Inc (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ TPS Thayer, LLC

TPS Thayer, LLC

We have served as the Company’s auditor since 2021

Sugar Land, TX

April 1, 2022

HOUR LOOP, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2021 AND 2020

	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$10,592,572	$4,968,064
Accounts receivable, net	125,991	216,707
Inventory, net	7,041,864	4,361,889
Prepaid expenses and other current assets	965,298	201,022
Total current assets	18,725,725	9,747,682

Fixed Assets	15,667	-
Deferred Tax Assets	45,488	-
Right-of-use lease assets	30,111	99,452

TOTAL ASSETS	$18,816,991	$9,847,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,539,258	$3,204,256
Accrued expenses and other current liabilities	1,282,161	1,342,008
Current portion of long-term loans	-	20,958
Due to related parties	5,214,794	1,041,353
Income Taxes Payable	126,333	-
Current operating lease liabilities	-	57,525
Total current liabilities	16,162,546	5,666,100
Long-term loans	-	6,054
Total liabilities	16,162,546	5,672,154

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 33,300,000 shares issued and outstanding	3,330	3,330
Additional paid-in capital	4,291	1,491
Retained earnings	2,654,695	4,173,340
Accumulated other comprehensive loss	(7,871)	(3,181)
Total stockholders’ equity	2,654,445	4,174,980

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,816,991	$9,847,134

See accompanying notes to financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Revenues, net	$62,792,981	$38,655,264
Cost of revenues	(27,984,335)	(16,485,770)

Gross profit	34,808,646	22,169,494

Operating expenses
Selling and marketing	25,098,497	15,156,086
General and administrative	4,236,000	3,172,839
Total operating expenses	29,334,497	18,328,925

Income from operations	5,474,149	3,840,569

Other income (expenses)
Other expense	(12,299)	(2,971)
Interest expense	(56,509)	(43,269)
Other income	87,637	31,060
Total other income, net	18,829	(15,180)

Income before income taxes	5,492,978	3,825,389
Provision for income taxes	(709,205)	-

Net income	4,783,773	3,825,389

Other comprehensive income (loss)
Foreign currency translation adjustments	(4,690)	(4,691)

TOTAL COMPREHENSIVE INCOME	$4,779,083	$3,820,698

Basic and diluted income per common share	$0.14	$0.11
Weighted-average number of common shares outstanding	33,300,000	33,300,000

See accompanying notes to financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock	Common Stock	Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (loss)	Equity

BALANCE AT DECEMBER 31, 2019	33,300,000	$3,330	$1,491	$348,849	$1,510	$355,180

Distribution				(898)		(898)

Currency translation adjustments	-	-	-	-	(4,691)	(4,691)

Net income	-	-	-	3,825,389	-	3,825,389

BALANCE AT DECEMBER 31, 2020	33,300,000	3,330	1,491	4,173,340	(3,181)	4,174,980

Contribution			2,800			2,800

Distribution				(6,302,418)		(6,302,418)

Currency translation adjustments					(4,690)	(4,690)

Net Income	-	-	-	4,783,773	-	4,783,773

BALANCE AT DECEMBER 31, 2021	$33,300,000	$3,330	$4,291	$2,654,695	$(7,871)	$2,654,445

See accompanying notes to financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

Cash flows from operating activities
Net income	$4,783,773	$3,825,389
Reconciliation of net income to net cash provided by operating activities:
Depreciation expenses	448	-
Noncash lease expenses	73,343	76,426
Noncash forgiven borrowing	(27,012)	-
Changes in operating assets and liabilities:
Accounts receivable	90,716	(89,491)
Inventory	(2,679,975)	(739,439)
Prepaid expenses and other current assets	(648,399)	(175,820)
Accounts payable	6,335,002	428,215
Accrued expenses and other current liabilities	(102,312)	572,398
Operating lease liabilities	(61,527)	(72,949)
Net cash provided by operating activities	$7,764,057	3,824,729

Cash flows from investing activities:
Purchases of fixed assets	(16,115)	-
Net cash used in investing activities	(16,115)	-

Cash flows from financing activities:
Net advances from related parties	3,023	991,509
Capital contribution	2,800	-
Distribution to stockholders	(2,132,000)	(898)
Proceeds (Repaid) from current portion of long term loans	-	20,958
Proceeds (Repaid) from long term loans	-	6,054
Net change in line of credit	-	(718,362)
Net cash provided by (used in) financing activities	(2,126,177)	299,261

Effect of changes in foreign currency exchange rates	2,743	5,111

Net change in cash and cash equivalents	5,624,508	4,129,101

Cash and cash equivalents at beginning of year	4,968,064	838,963

Cash and cash equivalents at end of year	$10,592,572	$4,968,064

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$15,273
Cash paid for income tax	$-	$-
Noncash investing and financing activities:
Right-of-use of assets and operating lease liabilities recognized	$-	$66,432
Noncash distribution to stockholders	$(4,170,418)	$-
Noncash short-term debt from related parties	$4,70,418	$-

See accompanying notes to financial statements.

Hour Loop, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies

Hour Loop, Inc. (“Hour Loop” or the “Company”) is a rapidly growing technology-enabled consumer products company that uses machine learning and data analytics to design, develop, market and sell products. Hour Loop predominantly operates through online retail channels such as Amazon, Walmart, and Hourloop.com. The Company, as an Internet marketplace seller, is selling products in multiple categories, including home/garden décor, toys, kitchenware, apparels, and electronics. The Company has only one segment, which is online retail (e-commerce).

The Company was incorporated on January 13, 2015 under the laws of the State of Washington. On April 7, 2021, the Company was converted from a Washington corporation to a Delaware corporation.

In 2019, Hour Loop formed a wholly owned subsidiary, Flywheel E-commerce Co., Ltd. (“Flywheel”), to provide business operating consulting services, exclusively to Hour Loop.

Reorganization – On June 30, 2021, the Company completed a corporate reorganization to convert its status from an S corporation (10,000,000 common shares issued and outstanding) to a C corporation (10,000,000 common shares issued and outstanding) with an effective date of July 27, 2021 (the “Reorganization”). The Reorganization did not change the ownership of the Company and the Company’s two stockholders (Sam Lai and Maggie Yu) each continue to own 50% of the Company. The discussion and presentation of the financial statements herein assumes the Reorganization had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

Consistent with Section 1362 of the Internal Revenue Code of 1986, as amended (the “Code”), the retained earnings as of July 27, 2021 were distributed to the S corporation stockholders. The stockholders and the Company have entered into an agreement for this amount to be loaned to the Company. The amount of this distribution is $4,170,418 and the annual interest rate is 2%. The loan is due on December 31, 2022.

On September 27, 2021, the Company completed a stock split such that each outstanding stock was sub-divided and converted into 4.44 shares of common stock. As result of the stock split, the total number of shares outstanding became 44,400,000.

On December 3, 2021, the Company completed a reverse stock split such that each outstanding stock was sub-divided and converted into 0.75 shares of common stock. As a result of the reverse stock split, the total number of shares outstanding became 33,300,000. These shares were retrospectively adjusted for prior periods.

Basis of Presentation – The consolidated financial statements and accompanying notes of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation – The consolidated financial statements include the accounts of Hour Loop and Flywheel. All material inter-company accounts and transactions were eliminated in consolidation.

Foreign Currency and Currency Translation – The assets and liabilities of Flywheel, having a functional currency other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at year-end, with resulting translation gains or losses included within other comprehensive income or loss. Revenues and expenses are translated into U.S. dollars at average monthly rates of exchange in effect during each year. All of the Company’s foreign operations use their local currency as their functional currency. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in other income (expense) in the consolidated statement of operations and other comprehensive income.

The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan, which reports its earnings in Taiwan dollars. The Company translates the foreign assets and liabilities at exchange rates in effect at the consolidated balance sheet date, and translates the revenues and expenses using average rates during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss in the accompanying consolidated balance sheet and the consolidated statements of operations. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

The relevant exchange rates are listed below:

	For the fiscal year ended December 31
	2021	2020

Period NTD: USD exchange rate	27.630	28.430
Period Average NTD: USD exchange rate	27.706	29.483

Use of Estimates – The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Significant estimated include, but not limited to, estimates associated with the collectability of accounts receivable and inventory valuation.

COVID-19 Pandemic – In March 2020, the World Health Organization recognized the novel strain of coronavirus (COVID-19) as a pandemic. This COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to this COVID-19 outbreak, the governments of many countries, states, cities, and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. The Company’s services, operating results and financial performance could be adversely affected by the overall impacts of the pandemic. Management has determined that there is no material uncertainty that casts substantial doubt on the Company’s ability to continue as a going concern. It is expected that COVID-19 might have some impact, though it is not anticipated to be significant.

Cash and Cash Equivalents – The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash and cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for bad and doubtful receivables. As of December 31, 2021 and 2020, the Company did not deem it necessary to have an allowance for bad debt or doubtful accounts.

Inventory and Cost of Goods Sold – The Company’s inventory consists almost entirely of finished goods. Inventories are stated at the lower of cost or net realizable value. Cost is principally determined on a first-

in first-out basis. The Company’s costs include the amounts it pays manufacturers for product, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from its manufacturers to its warehouses, as applicable. The merchandise with terms of FOB shipping point from vendors was recorded as the inventory-in-transit when inventory left the shipping dock of the vendors but not yet reached the receiving dock of the Company. Management continually evaluates its estimates and judgments including those related to merchandise inventory.

The “Cost of revenues” line item in the consolidated statements of operations is principally inventory sold to customers during the reporting period. The Company had inventory allowance balances of $184,720 and $431,313 as of December 31, 2021 and 2020, respectively. Full inventory allowance is recorded for the inventory sku not sold for more than one year.

Fixed Assets – Fixed assets are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500. Thus, the Company had fixed assets of $15,667 and $0 as of December 31, 2021 and 2020, respectively. The Company uses straight line depreciation.

The major property and equipment is computers and estimated useful lives is 3 years.

Fair Value Measurement – Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, long term liabilities, due to related parties and other current liabilities approximate fair value because of the immediate or short term maturity of these financial instruments.

Revenue Recognition – The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company adopted ASC Topic 606 as of January 1, 2019. The standard did not affect the Company’s consolidated financial position, or cash flows. There were no changes to the timing of revenue recognition as a result of the adoption.

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which provided a five-step model for recognizing revenue from contracts with customers as follows:

●	Identify the contract with a customer.
●	Identify the performance obligations in the contract.
●	Determine the transaction price.
●	Allocate the transaction price to the performance obligations in the contract.
●	Recognize revenue when or as performance obligations are satisfied.

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record platform fees paid to Amazon as an expense or as a reduction of revenue. Platform fees are recorded as sales and distribution expenses and are not recorded as a reduction of revenue because the Company owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct Amazon, similarly, other third-party logistics providers (“Logistics Providers”), to return the Company’s inventories to any location specified by the Company. It is the Company’s responsibility to make any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes prices of its products, can determine who fulfills the goods to the customer (Amazon or the Company) and can limit quantities or stop selling the goods at any time. The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. Based on these considerations, the Company is the principal in this arrangement. The rates of sales return were 4.92% and 4.89% for the years ended of December 31, 2021 and 2020, respectively.

The Company also offers price discounts. From time to time, the Company offers price discounts on certain selected items to stimulate the sales of those items. Revenue is measured as the amount of consideration for which the Company expects to be entitled in exchange for transferring goods. Consistent with this policy, the Company reduces the amount of these discounts from the gross revenue to calculate the net revenue recorded on the statement of operations.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is recognized as revenue when the performance obligation is satisfied. Each of the Company’s contracts have a single distinct performance obligation, which is the promise to transfer individual goods. For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. The Company has shipping and handling costs of $12,718,923 and $7,159,519 for 2021 and 2020, respectively, which were recorded in Selling and Marketing expenses. Accordingly, the Company recognizes revenue for its single performance obligation related to product sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue.

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company’s revenues for the years ended of December 31, 2021 and 2020 are recognized at a point in time.

Income Taxes – Prior to 2021, the Company, with the stockholders’ consent, elected to be taxed as an “S corporation” under the provisions of the IRC and comparable state income tax law. As an S corporation, the Company was generally not subject to corporate income taxes, and the Company’s net income or loss is reported on the individual tax return of the stockholder of the Company. On July 27, 2021, the Company’s tax status changed to an C Corporation. Per ASC 740-10-45-19, when deferred tax accounts are recognized or derecognized as required by paragraphs 740-10-25-32 and 740-10-40-6 due to a change in tax status, the effect of recognizing or derecognizing the deferred tax liability of asset shall be included in income from continuing operations.

The Company also complied with state tax codes, including California franchise tax. Management has evaluated its tax positions and has concluded that the Company had taken no uncertain tax positions that could require adjustment or disclosure in the financial statements to comply with provisions set forth in ASC section 740, Income Taxes.

Presentation of Sales Taxes – Governmental authorities impose sales tax on all of the Company’s sales to nonexempt customers. The Company collects sales tax from customers and remits the entire amount to the governmental authorities. The Company’s accounting policy is to exclude the tax collected and remitted from revenues and cost of revenues.

The Company makes an assessment of sales tax payable including any related interest and penalties and accrues these estimated on the financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with the state regulations. The Company estimates that as of December 31, 2021 and 2020, it owed $620,963 and $673,334, respectively in sales taxes along with penalties and interest.

Concentrations of Risks – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash with various domestic and foreign financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of all of the aforementioned institutions.

The Company’s accounts receivables are derived from sales contracts with a large number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the periods ended December 31, 2021 and 2020, the Company had no customers that accounted for 10% or more of total net revenues. In addition, as of December 31, 2021 and 2020, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of December 31, 2021 and 2020, all of its accounts receivable are held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes 15 to 20 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. In 2020, approximately 100% of the Company’s revenue was through or with the Amazon sales platform and in 2021, 100% of its net revenue was through or with the Amazon sales platform.

Selling and Marketing – Selling and marketing are expensed as incurred in accordance with ASC 720-35. Among these, advertising and promotion expenses were $2,382,150 and $1,475,223 for the years ended December 31, 2021 and 2020, respectively.

General and Administrative – General and administrative are expensed as incurred in accordance with ASC 720-35.

Commitments and Contingencies – Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Related Parties – The Company accounts for related party transactions in accordance with ASC Topic 850 (Related Party Disclosures). A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Earnings per Share – The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Revisions – The Company determined that previously issued consolidated financial statements for the years ended December 31, 2020 contained in the Company’s registration statement on Form S-1/A filed on January 4, 2022 should be amended to correctly include other income as part of operating income in each period. These revisions had no impact on the Company’s net income or and financial position.

The Company evaluated these revisions in compliance with ASC 250-10-20 (definition in glossary) and ASC 250-10-45-22 to 45-28 as well as SAB 99 and concluded that the error in previously issued financial statements was immaterial both Quantitatively and qualitatively. Correcting the immaterial error was referred as to as “revisions” of prior period financial statements. As the effect of the error corrections on the prior periods was immaterial, column headings of “restatements” were not required.

The effects of these accounts in the Company’s previously issued consolidated statements of operations and comprehensive income for the years ended December 31, 2020 are summarized as follows:

	Previously Reported	Revisions	Revised

Statement of Operations Data
Total cost of goods sold	$(16,639,491)	$153,721	$(16,485,770)
Gross profit	22,015,773	153,721	22,169,494
Income (loss) from operations	3,686,848	153,721	3,840,569
Total other non-operating income(Expense)	138,541	(153,721)	(15,180)

NOTE 2 – Recent Accounting Pronouncements

The FASB issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the ASC. There have been several ASUs to date that amend the original text of the ASCs. Other than those discussed below, the Company believes those ASUs issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. This standard removes certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The amendments in these ASUs are effective for the Company’s fiscal years, and interim periods within those fiscal years beginning October 1, 2022. The Company does not expect to early adopt this guidance and is in the process of evaluating the impact of adoption of this guidance on the Company’s consolidated financial statements.

NOTE 3 – Cash and Cash Equivalents

Cash and cash equivalents is comprised of the following as of December 31:

	2021	2020

Checking account	$10,591,158	$4,966,471
Savings account and Cash	1,414	1,593
Total	$10,592,572	$4,968,064

NOTE 4 – Inventory

Inventory was comprised of the following as of December 31:

	2021	2020

Inventory	$5,852,658	$4,172,856
Inventory-In-Transit	1,373,926	620,346
Allowance	(184,720)	(431,313)
Total	$7,041,864	$4,361,889

For the fiscal year December 31, 2021 and 2020, the Company recorded inventory provision as follow:

	2021	2020
Allowance of Inventory
Beginning Balance	431,313	625,814
Provision	116,359	373,980
Write off	(362,952)	(568,481)
Ending Balance	184,720	431,313

NOTE 5 – Prepaid expenses and other current assets

	2021	2020

Advance to suppliers	$78,875	$138,855
Prepaid expenses	120,899	55,707
Prepaid expenses-IPO cost	576,168	-
Tax receivable	114,640	-
Lease Refundable Deposit	70,554	6,331
Other current assets	4,162	129
Total	$965,298	$201,022

NOTE 6 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities were comprised of the following as of December 31:

	2021	2020

Sales Tax Payable	$620,963	$673,334
Payroll Tax Payable	$-	$375,686
Accrue payroll	$476,277	$170,084
Accrued Expenses	$116,679	$95,208
Other Payable	68,242	27,696
Total	$1,282,161	$1,342,008

NOTE 7 – Loans

Line of Credit

On June 19, 2019, the Company signed a line of credit agreement in the amount of $785,000 with Bank of America. The line of credit matures on June 18, 2024 and bears interest at a rate of 8.11% per annum.

As of December 31, 2021 and 2020, the outstanding balance under the Bank of America line of credit was $-0- and $-0-, respectively. Also, the Company has accrued interest expense $-0- and $27,996 as of December 31, 2021 and 2020 , respectively. Accrued interest expense has been recorded in the accrued expenses on the balance sheet.

PPP Loan

On April 3, 2020, to supplement its cash balance, the Company submitted its application for a Paycheck Protection Program (“PPP”) loan (the “SBA Loan”) sponsored by the U.S. Small Business Administration in the amount of $27,012. On April 7, 2020, Company’s SBA Loan application was approved, and the Company received loan proceeds on April 8, 2020. The SBA loan has an interest rate of 0.98% and matures on April 6, 2022.

The current and the long-term portions of the PPP loan balance at December 31, 2021 were $0 and $0, respectively. The current and the long-term portions of the PPP loan balance at December 31, 2020 were $20,958 and $6,054, respectively.

Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the PPP. The PPP and loan forgiveness are intended to provide economic relief to small businesses, such as the Company, that are adversely impacted under the COVID-19 Emergency Declaration issued by then-President Donald J. Trump on March 13, 2020. The Company’s PPP loan was forgiven on May 6, 2021 and the PPP loan has been recorded in the other income on the statement of operations and comprehensive loss.

NOTE 8 – Related Party Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. Stockholder loans and advances are non-interest bearing and payable on demand. As of December 31, 2021 and 2020, the Company had $5,214,794 and $1,041,353, respectively, of payables to its stockholders.

On September 16, 2020, the Company and the stockholders modified the terms of the $1,041,353 loan payable and converted it into an interest-bearing (2%) loan with a repayment date of December 31, 2021. Additionally, the Company repaid all of this loan on January 18, 2022.

Additionally, the Company had $4,170,418 in short term loan from related parties. The annual interest rate is 2% and repayment date is December 31,2022.

NOTE 9 – Leases

As of January 1, 2019, the Company adopted ASC Topic 842, Leases, which allows the Company to apply the transition provision at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing leases upon adoption. No impact was recorded to the beginning retained earnings for ASC Topic 842. The Company had three operating leases (Hour Loop’s Xiamen warehouse lease and Seattle warehouse lease, and Flywheel’s office lease in Taiwan). The leased assets in Hour Loop and Flywheel are presented as right-of-use assets.

The following table outlines the details:

	Hour Loop	Flywheel
	January 2019	September 2020
Initial lease term	to January 2022	to September 2022

Initial recognition of right-of-use assets	$201,478	$66,432
Weighted-average remaining lease term at December 31, 2020	1.1	1.7
Weighted-average discount rate at December 31, 2020	8.11%	8.11%

As of December 31, 2021 the Company has fully paid all lease liabilities. The right-of-use assets balance at December 31, 2021 were $30,111 and $99,452, respectively.

NOTE 10 – Income Tax

The components of income tax provision (benefit) are as follows at December 31:

	2021	2020
Federal Rate	21.0000%	-
Blended State Tax Rate	4.0477%	-
Effective Tax Rate	25.0477%	-

	Deferred	Deferred	Total
	income tax	income tax	income tax
Tax expense summary	expense (benefit)	expense	expense
Federal	(38,137)	595,360	557,223
State	(7,351)	159,333	151,982
Total tax expense	(45,488)	754,693	709,205

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below:

	Deferred Tax Assets	Deferred Tax Assets
Deferred Tax Assets summary	12/31/2021	12/31/2020
Federal	38,137	—
State	7,351	—
Total Net DTA	45,488	—

	Deferred Tax Assets	Deferred Tax Assets
Deferred Tax Assets summary	12/31/2021	12/31/2020
ROU	(780)	—
Inventories Allowance	46,268	—
Valuation Allowance	—	—
Total Net DTA	45,488	—

The Company files income tax returns in the U.S. federal jurisdiction and in Washington State. Based on management’s evaluation, there is no provision necessary for material uncertain tax position for the Company at December 31, 2021.

NOTE 11 – Revenue

Revenue was comprised of the following for the years ended December 31, 2021 and 2020:

	2021	2020

Revenue	$66,833,003	$41,092,944
Sales returns	(3,245,872)	(1,986,192)
Discounts	(794,150)	(451,488)
Total	$62,792,981	$38,655,264

NOTE 12 – General and Administrative Expenses

General and administrative expenses were comprised of the following for the years ended December 31, 2021 and 2020:

	2021	2020

Payroll	$3,227,147	$2,336,724
Outside Services	170,876	158,631
Insurance Expense	158,185	95,513
Storage & Rental Fees	126,718	235,222
Meals and Entertainment Expense	88,125	74,736
Sales Taxes	84,914	92,579
Office Expense	70,431	31,395
Legal and Professional Fees	58,366	32,864
Software Subscriptions Expense	33,919	45,691
Employee benefits	21,814	13,376
Manpower Recruitment Advertising Expense	19,343	-
Other G&A Expenses	176,162	56,108
Total	$4,236,000	$3,172,839

NOTE 13 – Stockholders’ Equity

Preferred Stock

The authorized capital stock of the Company was 10,000,000 shares of preferred stock, $0.0001 par value per share, as of December 31, 2021 and 2020. The Company did not have any preferred shares outstanding as of December 31, 2021 and 2020. The holders of the preferred stock are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of December 31, 2021 and 2020, the authorized capital stock of the Company was 300,000,000 shares of common stock, $0.0001 par value per share, and there were 33,300,000 shares of common stock outstanding.

Stock Split

The authorized capital stock of the Company was 440,000,000 shares of common stock, $0.0001 par value per share before December 3, 2021.

On December 3, 2021, the Company authorized a reverse stock split. Each existing share was split into 0.75 share of the Company’s common stock. This reverse stock split caused the number of shares outstanding to decrease from 44,400,000 to 33,300,000  . All per share amounts and number of shares in the consolidated financial statements and related notes have been retrospectively adjusted to reflect the reverse stock split.

NOTE 14 – Commitments and Contingencies

As of December 31, 2021 and 2020, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of December 31, 2021 and 2020, the Company had no pending legal proceeds outstanding. No amounts have been accrued in the financial statements with respect to any matters.

NOTE 15 – Subsequent Events

Share issuance for stock compensation

On January 3, 2022, the Company issued 1,772 shares of Company common stock to each of Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, with a fair market value of $4.00 per share as compensation for services to the Company pursuant to the terms of their Executive Employment Agreements with the Company.

On January 3, 2022, the Company issued 1,750, 1,750, and 709 shares of Company common stock to Michael Lenner, Douglas Branch, and Alan Gao, respectively, with a fair market value of $4.00 per share as compensation for services as directors to the Company pursuant to the terms of their Director Agreements with the Company.

IPO proceeds

On January 11, 2022, we closed our initial public offering of 1,725,000 shares of common stock, which included the full exercise of the underwriter’s over-allotment option, at a public offering price of $4.00 per share, for aggregate gross proceeds of $6.9 million, prior to deducting underwriting discounts, commissions, and other offering expenses. Our common stock began trading on The Nasdaq Capital Market on January 7, 2022, under the symbol “HOUR”. EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), acted as sole book-running manager for the offering. The net proceeds of the offering, after deducting expenses were $6,156,360. As a result, common stock increased by $173, and additional paid in capital increased by $6,156,188.

Lease

Flywheel entering to a new lease agreement for office operating purpose in Taiwan in 2022 , the lease agreement period is January 01, 2022 to December 31,2023, and the total contract amount is $574,063.

The Company has evaluated subsequent events through March 29, 2022 the date the financial statements were available to be issued. Except as noted above, no other matters were identified affecting the accompanying financial statements or related disclosures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUR LOOP, INC.

Dated: April 1, 2022	By:	/s/ Sam Lai
Sam Lai
Chief Executive Officer and Interim Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Sam Lai as attorney-in-fact with full power of substitution to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sam Lai	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board (principal executive officer, principal financial officer and principal accounting officer)	April 1, 2022
Sam Lai

/s/ Sau Kuen (Maggie) Yu	Director	April 1, 2022
Sau Kuen (Maggie) Yu

/s/ Douglas Branch	Director	April 1, 2022
Douglas Branch

/s/ Michael Lenner	Director	April 1, 2022
Michael Lenner

/s/ Minghui (Alan) Gao	Director	April 1, 2022
Minghui (Alan) Gao

72