Form 10-Q
period 2022-03-31
Hour Loop, Inc
filed 2022-05-16
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20___, to _____, 20___.

Commission File Number 001-41204

Hour Loop, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-2869399
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8201 164th Ave. NE Redmond, VA	98052-7615
(Address of Principal Executive Offices)	(Zip Code)

(206) 385-0488, ext. 100

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock	HOUR	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, there were 35,032,753  shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Hour Loop, Inc.

Item 1. Financial Statements.

HOUR LOOP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2022 (Unaudited) and December 31, 2021

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,664,095	$10,592,572
Accounts receivable, net	122,535	125,991
Inventory, net	11,766,733	7,041,864
Prepaid expenses and other current assets	827,722	965,298
Total current assets	20,381,085	18,725,725

Property and equipment	132,739	15,667
Deferred tax assets	228,021	45,488
Right-of-use lease assets	467,975	30,111

TOTAL ASSETS	$21,209,820	$18,816,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,608,341	$9,539,258
Accrued expenses and other current liabilities	1,117,551	1,282,161
Due to related parties	4,274,164	5,214,794
Income taxes payable	126,333	126,333
Current operating lease liabilities	257,684	-
Total current liabilities	13,384,073	16,162,546

Long-term operating lease liabilities	207,402	-
Total liabilities	13,591,475	16,162,546
Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 35,032,753 and 33,300,000 shares issued and outstanding	3,503	3,330
Additional paid-in capital	5,615,322	4,291
Retained earnings	2,009,807	2,654,695
Accumulated other comprehensive loss	(10,287)	(7,871)
Total stockholders’ equity	7,618,345	2,654,445

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,209,820	$18,816,991

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HOUR LOOP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021

Revenues, net	$12,353,983	$9,322,913
Cost of revenues	(5,897,269)	(4,094,552)

Gross profit	6,456,714	5,228,361

Operating expenses
Selling and marketing	5,526,102	3,827,194
General and administrative	1,675,964	536,809
Total operating expenses	7,202,066	4,364,003

(Loss) income from operations	(745,352)	864,358

Other income (expenses)
Other expense	(5,450)	(870)
Interest expense	(83,558)	-
Other (expense) income	6,939	2,406
Total other income, net	(82,069)	1,536

(Loss) income before income taxes	(827,421)	865,894
Provision for income taxes	182,533	-

Net (loss) income	(644,888)	865,894

Other comprehensive loss
Foreign currency translation adjustments	(2,416)	(1,222)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(647,304)	$864,672

Basic and diluted (loss) income per common share	$(0.02)	$0.03
Weighted-average number of common shares outstanding	35,032,753	33,300,000

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HOUR LOOP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	(Shares)	(Amount)	Capital	Earnings	Income (loss)	Equity

BALANCE AT DECEMBER 31, 2020	33,300,000	$3,330	$1,491	$4,019,619	$(3,181)	$4,021,259

Contribution			2,800			2,800

Distribution						-

Currency translation adjustments					(1,222)	(1,222)

Net Income	-	-	-	865,894	-	865,894

BALANCE AT MARCH 31, 2021	$33,300,000	$3,330	$4,291	$4,885,513	$(4,403)	$4,888,731

BALANCE AT DECEMBER 31, 2021	33,300,000	$3,330	$4,291	$2,654,695	$(7,871)	$2,654,445

Capital increase	1,725,000	172	5,580,020			5,580,193

Stock-based compensation	7,753	1	31,011			31,011

Currency translation adjustments					(2,416)	(2,416)

Net Loss	-	-	-	(644,888)	-	(644,888)

BALANCE AT MARCH 31, 2022	$35,032,753	$3,504	$5,615,321	$2,009,807	$(10,287)	$7,618,345

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HOUR LOOP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021

Cash flows from operating activities
Net (loss) income	$(644,888)	$865,894
Reconciliation of net income to net cash provided by operating activities:
Depreciation expenses	8,396	-
Noncash lease expenses	57,186	17,274
Prepaid expenses -IPO cost	(576,167)	-
Distribution to director and supervisor	31,012	-
Interest expense -due to related party	83,558	-
Changes in operating assets and liabilities:
Accounts receivable	3,456	(94,500)
Inventory	(4,724,869)	(2,971,952)
Prepaid expenses and other current assets	17,699	(86,413)
Accounts payable	(1,930,917)	1,688,236
Accrued expenses and other current liabilities	(218,344)	(575,357)
Operating lease liabilities	(30,593)	853
Net cash used in operating activities	(7,924,471)	(1,155,965)

Cash flows from investing activities:
Purchases of property and equipment	(125,468)	-
Net cash used in investing activities	(125,468)	-

Cash flows from financing activities:
Net advances from related parties	(1,024,188)	(45,877)
Capital contribution	-	2,800
Cash capital increase	6,156,360	-
Net cash provided by (used in) financing activities	5,132,172	(43,077)

Effect of changes in foreign currency exchange rates	(10,710)	(641)

Net change in cash and cash equivalents	(2,928,477)	(1,199,683)

Cash and cash equivalents at beginning of year	10,592,572	4,968,064

Cash and cash equivalents at end of year	$7,664,095	$3,768,381

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Non-cash investing and financing activities:
Right-of-use of assets and operating lease liabilities recognized	$503,577	$-
Non-cash distribution to stockholders	$-	$-
Non-cash short-term debt from related parties	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies

Hour Loop, Inc. (“Hour Loop” or the “Company”) is a rapidly growing technology-enabled consumer products company that uses machine learning and data analytics to design, develop, market and sell products. Hour Loop predominantly operates through online retail channels such as Amazon, Walmart, and Hourloop.com. The Company, as an Internet marketplace seller, sells products in multiple categories, including home/garden décor, toys, kitchenware, apparels, and electronics. The Company has only one segment, which is online retail (e-commerce).

The Company was incorporated on January 13, 2015 under laws of the state of Washington. On April 7, 2021, the Company was converted from a Washington corporation to a Delaware corporation.

In 2019, Hour Loop formed a wholly owned subsidiary, Flywheel e-commerce Co., Ltd. (“Flywheel”) to provide business operating consulting services, exclusively to Hour Loop.

Reorganization – On June 30, 2021, the Company completed a corporate reorganization (the “Reorganization”) to convert its status from a S corporation (10,000,000 common shares issued and outstanding) to a C corporation (10,000,000 common shares issued and outstanding) with an effective date of July 27, 2021. The reorganization did not change the ownership of the Company and each of the Company’s two stockholders (Sam Lai and Maggie Yu) continues to own 50% of the Company. The discussion and presentation of the unaudited condensed consolidated financial statements herein assumes the completion of the Reorganization had become effective as of the beginning of the first period presented in the accompanying unaudited condensed consolidated financial statements.

Consistent with Section 1362 of the Internal Revenue Code of 1986, as amended, the retained earnings as of July 27, 2021 were distributed to the S corporation stockholders. Stockholders and the Company have entered into an agreement for this amount to be loaned to the Company. The amount of this distribution was $4,170,418 and the annual interest rate is 2%. The maturity date is December 31, 2022.

On September 27, 2021, the Company completed a stock split (the “Stock Split”) such that each outstanding share of the Company’s common stock was sub-divided and converted into 4.44 shares of common stock. As result of the Stock Split, the total number of shares outstanding became 44,400,000.

On December 3, 2021, the Company completed a reverse stock split (the “Reverse Split”) such that each outstanding share of the Company’s common stock was converted into 0.75 shares of common stock. As a result of the Stock Split, the total number of shares outstanding became 33,300,000.

Basis of Presentation – The unaudited condensed consolidated financial statements and accompanying notes of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of Hour Loop and Flywheel. All material inter-company accounts and transactions were eliminated in consolidation.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

Foreign Currency and Currency Translation – The assets and liabilities of Flywheel, having a functional currency other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at period-end, with resulting translation gains or losses included within other comprehensive income or loss. Revenues and expenses are translated into U.S. dollars at average monthly rates of exchange in effect during each period. All of the Company’s foreign operations use their local currency as their functional currency. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in other income (expense) in the unaudited condensed consolidated statement of operations and other comprehensive income.

The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan, which reports its earnings in Taiwan dollars. The Company translates the foreign assets and liabilities at exchange rates in effect at the unaudited condensed consolidated balance sheet date, and translates the revenues and expenses using average rates during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss in the accompanying unaudited condensed consolidated balance sheet and the unaudited condensed consolidated statements of operations. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

The relevant exchange rates are listed below:

	March 31,	December 31,
	2022	2021

Period NTD: USD exchange rate	28.575	27.630
Period Average NTD: USD exchange rate	28.388	27.706

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for bad and doubtful receivables. As of March 31, 2022 and December 31, 2021, the Company did not deem it necessary to have an allowance for bad debt or doubtful accounts.

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

The “Cost of revenues” line item in the unaudited condensed consolidated statements of operations is principally inventory sold to customers during the reporting period. The Company had inventory allowance balances of $163,316 and $184,720 as of March 31, 2022 and December 31, 2021, respectively. Full inventory allowance is recorded for any inventory SKU not sold for more than one year.

Property and Equipment – Property and equipment are recorded at cost and depreciated over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500. Thus, the Company had property and equipment of $132,739 and $15,667 as of March 31, 2022 and December 31, 2021, respectively.

The major property and equipment is computers for which the estimated useful life is 3 years.

Fair Value Measurement – Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, long term liabilities, due to related parties and other current liabilities approximate fair value because of the immediate or short term maturity of these financial instruments.

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

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

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

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record platform fees paid to Amazon as an expense or as a reduction of revenue. Platform fees are recorded as sales and distribution expenses and are not recorded as a reduction of revenue because the Company owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct Amazon, similarly, other third-party logistics providers (“Logistics Providers”), to return the Company’s inventories to any location specified by the Company. It is the Company’s responsibility to make any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes prices of its products, can determine who fulfills the goods to the customer (Amazon or the Company) and can limit quantities or stop selling the goods at any time. The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. Based on these considerations, the Company is the principal in this arrangement. The rates of sales returns were 7.26% and 6.76% for the periods ended March 31, 2022 and 2021, respectively.

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

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is recognized as revenue when the performance obligation is satisfied. Each of the Company’s contracts have a single distinct performance obligation, which is the promise to transfer individual goods. For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. The Company has shipping and handling costs of $2,653,614 and $1,805,596 for the periods ended March 31, 2022 and 2021, respectively, which were recorded in Selling and Marketing expenses. Accordingly, the Company recognizes revenue for its single performance obligation related to product sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue.

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company’s revenues for the periods ended March 31, 2022 and 2021 are recognized at a point in time.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

Income Taxes – Prior to 2021, the Company, with the stockholders’ consent, has elected to be taxed as an “S corporation” under the provisions of the Internal Revenue Code of 1986, as amended, and comparable state income tax law. As an S corporation, the Company was generally not subject to corporate income taxes, and the Company’s net income or loss is reported on the individual tax return of the stockholder of the Company. On July 27, 2021, the tax status changed to an C Corporation. Per ASC 740-10-45-19, when deferred tax accounts are recognized or derecognized as required by paragraphs 740-10-25-32 and 740-10-40-6 due to a change in tax status, the effect of recognizing or derecognizing the deferred tax liability of asset shall be included in income from continuing operations.

The Company also complied with state tax code, including California franchise tax.

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

The Company makes an assessment of sales tax payable including any related interest and penalties and accrues these estimated on the financial statements. Pursuant to the Wayfair decision, each state enforced sales tax collection at different dates. The Company collects and remits sales tax in accordance with state regulations. The Company estimates that as of March 31, 2022 and December 31, 2021, it owed $693,531 and $620,963, respectively in sales taxes along with penalties and interest.

Concentrations of Risks – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash with various domestic and foreign financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of all of the aforementioned institutions.

The Company’s accounts receivables are derived from sales contracts with a large number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the periods ended March 31, 2022 and 2021, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of March 31, 2022 and 2021, the Company has no customer that accounted for 10% or more of gross accounts receivable. As of March 31, 2022 and December 31, 2021, all of its accounts receivable are held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes 15 to 20 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the periods ended March 31, 2022 and 2021, approximately 100% of the Company’s revenue was through or with the Amazon sales platform.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

Selling and Marketing – Selling and marketing expenses are expensed as incurred in accordance with ASC 720-35. Among these, advertising and promotion expenses were $401,499 and $337,162 for periods ended March 31, 2022 and 2021, respectively.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. This standard removes certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also amends other aspects of the guidance to help simplify and promote consistent application of U.S. GAAP. The amendments in these ASUs are effective for the Company’s fiscal years, and interim periods within those fiscal years beginning October 1, 2022. The Company does not expect to early adopt this guidance and is in the process of evaluating the impact of adoption of this guidance on the Company’s unaudited condensed consolidated financial statements.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

NOTE 3 – Cash and Cash Equivalents

Cash and cash equivalents is comprised of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

Checking account	$7,636,589	$10,591,158
Savings account and Cash	506	1,414
Deposit in-transit	27,000	-
Total	$7,664,095	$10,592,572

NOTE 4 – Inventory

Inventory was comprised of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

Inventory	$10,123,025	$5,852,658
Inventory-In-Transit	1,807,024	1,373,926
Allowance	(163,316)	(184,720)
Total	$11,766,733	$7,041,864

For the fiscal period ended March 31, 2022 and December 31, 2021, the Company recorded an inventory provision as follows:

	March 31,	December 31,
Allowance of inventory	2022	2021
Beginning balance	184,720	431,313
Provision	39,773	116,359
Write off	(61,177)	(362,952)
Ending balance	163,316	184,720

NOTE 5 – Property and Equipment

	March 31,	December 31,
	2022	2021

Property and equipment	$141,583	$16,115
Accumulated depreciation	(8,844)	(448)
Total property, plant and equipment, net	$132,739	$15,667

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

NOTE 6 – Prepaid Expenses and Other Current Assets

	March 31,	December 31,
	2022	2021

Advance to suppliers	$356,649	$78,875
Prepaid expenses	203,044	120,899
Prepaid expenses-IPO cost	-	576,168
Tax receivable	124,962	114,640
Lease refundable deposit	82,128	70,554
Other current assets	60,939	4,162
Total	$827,722	$965,298

NOTE 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of March 31, 2022, and December 31, 2021:

	March 31,	December 31,
	2022	2021

Sales tax payable	$693,531	$620,963
Accrue payroll	238,469	476,277
Accrued expenses	128,934	116,679
Other payable	56,617	68,242
Total	$1,117,551	$1,282,161

NOTE 8 – Loans

Line of Credit

On June 19, 2019, the Company signed a line of credit agreement in the amount of $785,000 with Bank of America. The line of credit matures on June 18, 2024 and bears interest at a rate of 8.11% per annum.

As of March 31, 2022 and December 31, 2021, the outstanding balances under the Bank of America line of credit were $-0- and $-0-, respectively. Also, the Company had accrued interest expenses $27,996 as of December 31, 2020, and such amount has not yet been paid. Accrued interest expense has been recorded in the accrued expenses on the balance sheet.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

NOTE 9 – Related Party Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of March 31, 2022 and December, 31 2021, the Company had $4,274,164 and $5,214,794 due to related parties, respectively.

On December 30, 2020 and later modified on September 16, 2021, the Company and the shareholders entered into a loan agreement of $1,041,353 and converted it into a retroactive interest-bearing (2%) loan with a repayment date of December 31, 2021. On January 18, 2022, the Company repaid the loan in full.

On July 27, 2021, the Company and the shareholders entered into a loan agreement of $4,170,418, and the loan is subordinated. The annual interest rate is 2% and the repayment date is December 31, 2022. The Company has accrued interest in the amount of $103,746 as of March 31, 2022.

NOTE 10 – Leases

As of January 1, 2019, the Company adopted ASC Topic 842, Leases, which allows the Company to apply the transition provision at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing leases upon adoption. No impact was recorded to the beginning retained earnings for ASC Topic 842. The Company had two operating leases. The leased assets in Hour Loop and Flywheel are presented as right-of-use assets.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of March 31, 2022:

	Flywheel	Flywheel
	January 2020	January 2022
Initial lease term	to August 2022	to December 2023

Initial recognition of right-of-use assets	$26,995	$488,262
Weighted-average remaining lease term at March 31, 2022	1.0	1.7
Weighted-average discount rate at March 31, 2022	8.11%	8.11%

Current lease liabilities as of March 31, 2022 and December 31, 2021 were $257,684 and $0, respectively. Long-term liabilities as of March 31, 2022 and December 31, 2021 were $207,402 and $0, respectively. The right-of-use assets balance as of March 31, 2022 and December 31, 2021, were $467,975 and $30,111, respectively.

Flywheel entered into a new lease agreement for office space in Taiwan in 2022. The term of the lease agreement is January 1, 2022, to December 31, 2023, and the total contract amount is $530,100.

For the Period Ending	Consolidated
March 31,	Amount

2022	$214,473
2023	285,964
2024	-
2025	-
2026 and thereafter	-
Total minimum lease payments	500,437
Less: effect of discounting	(35,351)
Present value of the future minimum lease payment	465,086
Less: current operating lease liabilities	(257,684)

Total long-term operating lease liabilities	$207,402

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

NOTE 11 – Income Tax

The components of income taxes provision (benefit) are as follows as of March 31, 2022, and December 31, 2021:

	March 31,	December 31,
	2022	2021
Federal rate	21.01%	21.00%
Blended state tax rate	3.81%	4.05%
Effective tax rate	24.82%	25.05%

	Current	Deferred	Total
	income tax	income tax	income tax
Tax Benefit Summary	benefit	benefit	benefit
Federal	-	(154,534)	(154,534)
State	-	(27,999)	(27,999)
Total tax expense	-	(182,533)	(182,533)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2022 and 2021 are presented below:

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets summary	as of March 31, 2022	as of December 31, 2021
Federal	192,671	38,137
State	35,350	7,351
Total Net DTA	228,021	45,488

	Deferred Tax	Deferred Tax
	Assets	Assets
DTA Summary	as of March 31, 2022	as of December 31, 2021
ROU	(780)	(780)
Inventories Allowance	46,268	46,268
Net Loss	182,533	-
Total Net DTA	228,021	45,488

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

The Company files income tax returns in the U.S. federal jurisdiction and Washington state jurisdictions. Based on management’s evaluation, there was no provision necessary for material uncertain tax position for the Company as of March 31, 2022.

NOTE 12 – Revenue

Revenue was comprised of the following for the periods ended March 31, 2022 and 2021:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

Revenue	$13,496,210	$10,075,521
Sales returns	(980,254)	(681,488)
Discounts	(161,973)	(71,120)
Total	$12,353,983	$9,322,913

NOTE 13 – General and Administrative Expenses

General and administrative expenses were comprised of the following for the periods ended March 31, 2022 and 2021:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

Payroll	$842,544	$277,790
Legal and professional fees	250,797	47,574
Insurance expense	142,887	30,791
Storage & rental fees	85,266	29,449
Sales taxes	81,015	7,922
Outside services	70,667	51,917
Annual franchise tax	49,870	-
Pension	37,305	18,637
Office expense	34,287	19,219
Software subscriptions expense	17,843	1,100
Manpower recruitment advertising expense	16,678	1,246
Meals and entertainment expense	4,542	29,262
Other G&A expenses	42,263	21,902
Total	$1,675,964	$536,809

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

NOTE 14 – Stockholders’ Equity

Preferred Stock

The authorized capital stock of the Company was 10,000,000 shares of preferred stock with $0.0001 par value per share as of March 31, 2022, and December 31, 2021. The Company did not have any preferred shares outstanding as of March 31, 2022, and December 31, 2021. The holders of the preferred stock are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of March 31, 2022, and December 31, 2021, the authorized capital stock of the Company was 300,000,000 shares of common stock with $0.0001 par value per share and there were 35,032,753 and 33,300,000 shares of common stock outstanding, respectively.

Reverse Stock Split

The authorized capital stock of the Company was 440,000,000 shares of common stock, $0.0001 par value per share before December 3,2021.

On December 3, 2021, the Company authorized a Reverse Split pursuant to which each existing share of common stock was split into 0.75 share of the Company’s stock. The Reverse Split caused the number of shares outstanding to decrease from 44,400,000 to 33,300,000. All per share amounts and number of shares in the unaudited condensed consolidated financial statements and related notes have been retrospectively adjusted to reflect the Reverse Split.

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

IPO Proceeds

On January 11, 2022, we closed our initial public offering of 1,725,000 shares of common stock, which included the full exercise of the underwriter’s over-allotment option, at a public offering price of $4.00 per share, for aggregate gross proceeds of $6,900,000, prior to deducting underwriting discounts, commissions, and other offering expenses. Our common stock began trading on The Nasdaq Capital Market on January 7, 2022, under the symbol “HOUR”. EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), acted as sole book-running manager for the offering. The net proceeds of the offering, after deducting expenses $743,640 were $6,156,360. Meanwhile, other costs incurred in the Company’s initial public offering totaled 576,167, comprised primarily of professional fees. As a result, common stock increased by $173, and additional paid in capital increased by $5,580,020.

NOTE 15 – Commitments and Contingencies

As of March 31, 2022 and 2021, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of March 31, 2022 and 2021, the Company had no pending legal proceeds outstanding. No amounts have been accrued in the financial statements with respect to any matters.

NOTE 16 – Subsequent Events

The Company has evaluated subsequent events through May 16, 2022, the date the financial statements were available to be issued. Except as noted above, no other matters were identified affecting the accompanying financial statements or related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of Hour Loop, Inc. (the “Company”). The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Overview of the Company

Our Business

We are an online retailer engaged in e-commerce retailing in the U.S. market. We have operated as a third-party seller on www.amazon.com since 2013. We have also sold merchandise on our website at www.hourloop.com since 2013. We expanded our operations to www.walmart.com in 2020. To date, we have generated practically all of our revenue as a third-party seller on www.amazon.com and only a negligible amount of revenue from our operations on our website at www.hourloop.com and as a third-party seller on www.walmart.com. We manage more than 100,000 stock-keeping units (“SKUs”). Product categories include home/garden décor, toys, kitchenware, apparels, and electronics. Our primary strategy is to bring most of our vendors product selections to the customers. We have advanced software that assists us in identifying product gaps so we can keep such products in stock year-round including the entirety of the last quarter (holiday season) of the calendar year. In upcoming years, we plan to expand our business rapidly by increasing the number of business managers, vendors and SKUs.

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

The advantages of selling via a wholesale model are as follows:

●	Purchase lower unit quantities with wholesale orders than private label products.
●	Selling wholesale is less time intensive and easier to scale than sourcing products via retail arbitrage.
●	More brands will want to work with us because we can provide broader Amazon presence.

The challenges of selling via a wholesale model are as follows:

●	Fierce competition on listing for Buy Box on amazon.com.
●	Developing and maintaining relationships with brand manufacturers.

Formation and Management

We were originally incorporated under the laws of the State of Washington on January 13, 2015. However, we converted from a Washington corporation to a Delaware corporation on April 7, 2021. The company was founded in 2013 by Sam Lai and Maggie Yu. With their vision, leadership, and software development skills, the company grew rapidly. From 2013 to 2021, sales grew from $0 to $62.7 million.

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

Our Financial Position

For the three months ended March 31, 2022 and 2021, we generated revenues of $12,353,983 and $9,322,913, respectively, and reported net (loss) income of $(644,888) and $865,894, respectively, and cash provided from operating activities of $7,924,471 and $1,155,965, respectively.

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

The following table shows a comparison of our unaudited income statements for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31, 2022	March 31, 2021

Statement of Operations Data
Total revenues	$12,353,983	$9,322,913
Total cost of goods sold	(5,897,269)	(4,094,552)
Gross profit	6,456,714	5,228,361
Total operating expenses	7,202,066	4,364,003
Income (loss) from operations	(745,352)	864,358
Total other non-operating income (Expense)	(82,069)	1,536
Income tax provisions	182,533	-
Net income (loss)	(644,888)	865,894
Other Comprehensive Income	(2,416)	(1,222)
Total Comprehensive Income	$(647,304)	$864,672

Revenue

We generated $12,353,983 in revenues in the three months ended March 31, 2022, as compared to $9,322,913 in revenues in the same period in 2021. This represents an increase in revenues of $3,031,070, or 32.51%. We attribute this increase to our continued growth and maturity in our operating model, which was enhanced by a favorable e-commerce environment. Our total orders in the three months ended March 31, 2022, were approximately 527,560, as compared to 387,397 orders in the three months ended March 31, 2021, representing an increase of 36.18%.

Cost of Goods Sold

Cost of goods sold during the three months ended March 31, 2022, totaled $5,897,269, as compared to $4,094,552 for the three months ended March 31, 2021. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods. The increase in cost of goods sold was due to a greater number of items sold as a result of the greater number of orders in the current period.

Operating Expense

Operating expenses for the three months ended March 31, 2022, totaled $7,202,066, a $2,838,063 increase from the $4,364,003 of operating expenses for the three months ended March 31, 2021. This change was caused by an increase in platform fees paid to Amazon, significant increase in number of employees and increased legal and professional fees. The Amazon fees are proportional to the revenues. The increase in revenues in the three months ended March 31, 2022 over the same period in 2021 drove the increase in platform fees.

Other (Expense) Income

Other (expense) income for the three months ended March 31, 2022, was $(82,069), compared to $1,536 for the three months ended March 31, 2021. The increase was mainly due to accrued interest from due to related parties.

Total Comprehensive (Loss) Income

Total comprehensive (loss) income for the three months ended March 31, 2022, was $(647,304), as compared with $864,672 for the three months ended March 31, 2021. The decrease in total comprehensive income was driven by an increase in our operating expenses in the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $7,664,095 and $3,768,381 as of March 31, 2022 and 2021, respectively.

Our primary uses of cash have been for inventory, payments to Amazon related to sales and shipping of products, for services provided, payments for marketing and advertising, and salaries paid to our employees. We have received funds from the sales of products that we sell online. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance the rapid growth in our current business;

●	An increase in fees paid to Amazon and other partners as our sales grows;

●	The cost of being a public company;

●	Marketing and advertising expenses for attracting new customers; and

●	Capital requirements for the development of additional infrastructure.

Since inception, we have generated liquidity from the profitability of our ongoing business, from debt and from the Company’s initial public offering to fund our operations.

The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31, 2022	March 31, 2021

Statement of Cash Flows
Net cash from operating activities	$(7,924,471)	$(1155,965)
Net cash used in investing activities	$(125,468)	$-
Net cash provided by financing activities	$5,132,172	$(43,077)
Effect of changes in foreign currency rates	$(10,710)	$(641)
Net increase (decrease) in cash	$(2,928,477)	$(1,199,683)
Cash - beginning of the period	$10,592,572	$4,968,064
Cash - end of the period	$7,664,095	$3,768,381

Net Cash Used in Operating Activities

For the three months ended March 31, 2022, cash used in operating activities amounted to $(7,924,471), as compared to $(1,155,965) for the three months ended March 31, 2021. This was driven by our net (loss) income of $(644,888) for the three months ended March 31, 2022, as compared to $865,894 for the same period in 2021.

Despite the increase in revenue to $12,353,983 for the three months ended March 31, 2022, as compared to $9,322,913 for the three months ended March 31, 2021, the revenue increase was offset by a corresponding increase in cost of goods sold of $1,802,717 and an increase in operating expenses of $2,838,063.

We also invested heavily on inventory procurement, and therefore, inventory increased from $7,041,864 as of December 31, 2021 to $11,766,733 as of March 31, 2022.

Net Cash Used in Investing Activities

For the three months ended March 31, 2022, $125,468 in cash was used in investing activities, compared to $ - in cash used in investing activities for the three months ended March 31, 2021.

Net Cash Provided by (Used in) Financing Activities

For the three months ended March 31, 2022, cash provided by financing activities amounted to $5,132,172, as compared to cash used in financing activities of $(43,077) for the three months ended March 31, 2021. The cash provided by financing activities in the three months ended March 31, 2022 was mainly due to the proceeds of the Company’s initial public offering $6,156,360.

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

COVID-19

In March 2020, the World Health Organization recognized the novel strain of coronavirus (COVID-19) as a pandemic. This COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to this COVID-19 outbreak, the governments of many countries, states, cities, and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. The Company’s services, operating results and financial performance could be adversely affected by the overall impacts of the pandemic. Management has determined that there is no material uncertainty that casts substantial doubt on the Company’s ability to continue as a going concern. It is expected that COVID-19 might have some impact, though it is not anticipated to be significant  .

Contractual Obligations

Except as set forth below, we do not have any long-term capital lease obligations, operating lease obligations or long-term liabilities.

Bank of America Loan

On June 19, 2019, the Company issued a Promissory Note (the “BofA Note”) in the amount of $785,000 to Bank of America (the “Lender”) for a loan in the amount of $785,000. The BofA Note matures on June 18, 2024 and bears interest at a rate of 8.11% per annum. The monthly payment is $15,963, consisting of $11,398 of principal and $4,565 of interest. As of March 31, 2022, the aggregate principal amount of the BofA Note outstanding was $0. As of March 31, 2022, there is an outstanding balance of deferred interest of $27,996.

PPP Loan

On April 7, 2020, the Company issued a Promissory Note (the “Note”) in the amount of $27,012 under the Paycheck Protection Program (“PPP”) to JP Morgan Chase Bank, N.A. (the “Lender”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Note matures on April 7, 2022, and bears interest at a rate of 0.98% per annum, payable monthly commencing October 5, 2020, following an initial deferral period as specified under the PPP loan. The Note may be prepaid at any time prior to maturity with no prepayment penalties. The Paycheck Protection Program Flexibility Act (the “Flexibility Act”), signed on June 5, 2020, amended certain provisions of the PPP, including the deferral period and repayment terms. The Flexibility Act extends the deferral period of payments of PPP loan principal, interest, and fees to the date when the U.S. Small Business Administration makes a final decision on the borrower’s application for forgiveness, or 10 months after the last day of the covered period if a borrower has not applied for forgiveness (whichever is earlier). This extension applies regardless of the terms of the PPP and does not require an amendment of the PPP. As such, the Company did not make any payments on the Note during 2020.

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

Affiliated Loans

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of March 31, 2022 and December, 31 2021, the Company had $4,274,164 and $5,214,794 due to related parties, respectively. While shareholder payables are non-interest bearing and payable on demand, the Company and stockholders entered into loan agreements for loans with tenor over one year.

On December 30, 2020 and later modified on September 16, 2021, the Company and the shareholders entered into a loan agreement of $1,041,353 and converted it into a retroactive interest-bearing (2%) loan with a repayment date of December 31, 2021. On January 18, 2022, the Company repaid the loan in full.

On July 27, 2021, the Company and the shareholders entered into a loan agreement of $4,170,418, and the loan is subordinated. The annual interest rate is 2% and the repayment date is December 31, 2022. The Company has accrued the interest $103,746 on March 31, 2022.

Leases

Flywheel entered to a new lease agreement for office operating purpose in Taiwan in 2022, the lease agreement period is January 01, 2022, to December 31, 2023, and the total contract amount is $530,100.

Flywheel
January 2022
Initial lease term	to December 2023

Initial recognition of right-of-use assets	$488,262
Weighted-average remaining lease term at March 31, 2022	1.7
Weighted-average discount rate at March 31, 2022	8.11%

As of March 31, 2022, the Company has recognized the right-of-use assets and lease liabilities. The right-of-use assets and lease liabilities balance as of March 31, 2022 were $467,975 and $465,086, respectively.

For the Period Ending March 31,	Amount
2022	$214,473
2023	285,964
Total Lease Payments	500,437
Less: effect of discounting for present value	(35,351)
Present value of Lease Payments	465,086
Less: current operating lease liabilities	(257,684)
Long term operating lease liabilities	207,402

Sales Taxes

We make an assessment of sales tax payable including any related interest and penalties and accrue these estimates on the financial statements. Pursuant to the Wayfair decision, each state enforced sales tax collection at different dates. We collect and remit sales tax in accordance with the state regulations. We estimate that as of March 31, 2022, we owed $693,531 in sales taxes, along with penalties and interest. However, we are currently engaged in the process of negotiating and remediating the amount of sales tax with the states in which we owe sales tax and anticipate becoming compliant in tax payments in such states by December 31, 2022.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

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

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon such evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. On February 10, 2022, the Company engaged an experienced consulting firm to provide risk advisory and internal controls consulting services. Its professional assessment and evaluation are ongoing.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. On February 10, 2022, the Company engaged an experienced consulting firm to provide risk advisory and internal controls consulting services. Its professional assessment and evaluation are ongoing. Once the consulting firm has completed its evaluation, the Company expects to adopt certain changes to the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1†	Addendum No. 1 to Executive Employment Agreement, dated as of January 20, 2022, by and between the registrant and Sam Lai (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2022).

10.2†	Addendum No. 1 to Executive Employment Agreement, dated as of January 20, 2022, by and between the registrant and Sau Kuen Yu (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2022).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOUR LOOP, INC.

Dated: May 16, 2022	By:	/s/ Sam Lai
Sam Lai
Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

