Form 10-Q
period 2022-06-30
Hour Loop, Inc
filed 2022-08-12
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 35,042,578 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Hour Loop, Inc.

Item 1. Financial Statements.

HOUR LOOP, Inc.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2022 (Unaudited) and December 31, 2021

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,306,430	$10,592,572
Accounts receivable, net	151,607	125,991
Inventory, net	14,601,346	7,041,864
Prepaid expenses and other current assets	831,839	965,298
Total current assets	17,891,222	18,725,725

Property and equipment, net	156,335	15,667
Deferred tax assets	325,030	45,488
Right-of-use lease assets	485,066	30,111

TOTAL ASSETS	$18,857,653	$18,816,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,358,935	$9,539,258
Accrued expenses and other current liabilities	1,255,714	1,282,161
Due to related parties	4,294,731	5,214,794
Income taxes payable	126,333	126,333
Current operating lease liabilities	303,923	-
Total current liabilities	11,339,636	16,162,546

Non-current liabilities
Long-term operating lease liabilities	184,704	-
Total liabilities	11,524,340	16,162,546
Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 35,042,578 and 33,300,000 shares issued and outstanding	3,504	3,330
Additional paid-in capital	5,645,322	4,291
Retained earnings	1,696,400	2,654,695
Accumulated other comprehensive loss	(11,913)	(7,871)
Total stockholders’ equity	7,333,313	2,654,445

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,857,653	$18,816,991

HOUR LOOP, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Periods Ended June 30, 2022 AND 2021

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenues, net	$14,800,518	$11,643,230	$27,154,501	$20,966,143
Cost of revenues	(6,443,910)	(4,845,441)	(12,341,179)	(8,939,993)

Gross profit	8,356,608	6,797,789	14,813,322	12,026,150

Operating expenses
Selling and marketing	6,480,625	4,803,598	12,006,727	8,630,792
General and administrative	2,275,642	925,698	3,951,606	1,462,507
Total operating expenses	8,756,267	5,729,296	15,958,333	10,093,299

(Loss) income from operations	(399,659)	1,068,493	(1,145,011)	1,932,851

Other (expenses) income
Other expense	(3,944)	(3,754)	(9,394)	(4,624)
Interest expense	(20,567)	(10,328)	(104,125)	(10,328)
Other income	13,754	52,098	20,693	54,504
Total other (expenses) income, net	(10,757)	38,016	(92,826)	39,552

(Loss) income before income taxes	(410,416)	1,106,509	(1,237,837)	1,972,403
Provision for income taxes	97,009	-	279,542	-

Net (loss) income	(313,407)	1,106,509	(958,295)	1,972,403

Other comprehensive (loss) income
Foreign currency translation adjustments	(9,497)	2,893	(11,913)	1,671

TOTAL COMPREHENSIVE (LOSS) INCOME	$(322,904)	$1,109,402	$(970,208)	$1,974,074

Basic and diluted (loss) income per common share	$(0.01)	$0.03	$(0.03)	$0.06
Weighted-average number of common shares outstanding	34,939,695	33,300,000	33,300,000	33,300,000

HOUR LOOP, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Periods Ended June 30, 2022 AND 2021

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

BALANCE AT March 31, 2021	33,300,000	$3,330	$4,291	$4,885,513	$(4,403)	$4,888,731

Contribution						-

Distribution				(2,132,000)		(2,132,000)

Currency translation adjustments					1,671	1,671

Net Income	-	-	-	1,106,509	-	1,106,509

BALANCE AT June 30, 2021	33,300,000	$3,330	$4,291	$3,860,022	$(2,732)	$3,864,911

BALANCE AT March 31, 2022	35,032,753	$3,503	$5,615,322	$2,009,807	$(10,287)	$7,618,345

Stock based compensation	9,825	1	30,000			30,001

Currency translation adjustments					(1,626)	(1,626)

Net Loss	-	-	-	(313,407)	-	(313,407)

BALANCE AT June 30, 2022	35,042,578	$3,504	$5,645,322	$1,696,400	$(11,913)	$7,333,313

					Accumulated
	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

BALANCE AT DECEMBER 31, 2020	33,300,000	$3,330	$1,491	$4,019,619	$(3,181)	$4,021,259

Contribution			2,800			2,800

Distribution				(2,132,000)		(2,132,000)

Currency translation adjustments					449	449

Net Income	-	-	-	1,972,403	-	1,972,403

BALANCE AT June 30, 2021	33,300,000	$3,330	$4,291	$3,860,022	$(2,732)	$3,864,911

BALANCE AT DECEMBER 31, 2021	33,300,000	$3,330	$4,291	$2,654,695	$(7,871)	$2,654,445

Capital increase	1,725,000	172	5,580,020			5,580,192

Stock based compensation	17,578	2	61,011			61,013

Currency translation adjustments					(4,042)	(4,042)

Net Loss	-	-	-	(958,295)	-	(958,295)

BALANCE AT June 30, 2022	35,042,578	$3,504	$5,645,322	$1,696,400	$(11,913)	$7,333,313

HOUR LOOP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Periods Ended June 30, 2022 AND 2021

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2022	2021

Cash flows from operating activities
Net (loss) income	$(958,295)	$1,972,403
Reconciliation of net (loss) income to net cash used in
operating activities:
Depreciation expenses	22,498	-
Noncash lease expenses	124,570	34,812
Prepaid expenses -IPO costs	(576,167)	-
Distribution to director and supervisor	61,013	-
Interest expense -due to related party	104,125	-
Changes in operating assets and liabilities:
Accounts receivable	(25,616)	46,593
Inventory	(7,576,329)	(1,494,644)
Prepaid expenses and other current assets	(88,248)	(97,839)
Accounts payable	(4,180,324)	(193,617)
Accrued expenses and other current liabilities	(55,322)	(489,001)
Operating lease liabilities	(98,930)	1,571
Net cash used in operating activities	(13,247,025)	(219,722)

Cash flows from investing activities:
Purchases of property and equipment	(164,174)	-
Net cash used in investing activities	(164,174)	-

Cash flows from financing activities:
Net advances from related parties	(1,024,188)	(18,241)
Capital contribution	-	2,800
Cash capital increase	6,156,360	-
Distribution to stockholders	-	(2,132,000)
Net change in line of credit	-	(27,012)
Net cash provided by (used in) financing activities	5,132,172	(2,174,453)

Effect of changes in foreign currency exchange rates	(7,115)	4,696

Net change in cash and cash equivalents	(8,286,142)	(2,389,479)

Cash and cash equivalents at beginning of year	10,592,572	4,968,064

Cash and cash equivalents at end of year	$2,306,430	$2,578,585

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Noncash investing and financing activities:
Right-of-use of assets and operating lease liabilities recognized	$606,443	$-
Noncash distribution to stockholders	$-	$-
Noncash short-term debt from related parties	$-	$-

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies

Hour Loop, Inc. (“Hour Loop” or the “Company”) is a rapidly growing technology-enabled consumer products company that uses machine learning and data analytics to design, develop, market and sell products. Hour Loop predominantly operates through online retail channels such as Amazon, Walmart, and Hourloop.com. The Company, as an Internet marketplace seller, is selling products in multiple categories, including home/garden décor, toys, kitchenware, apparels, and electronics. The Company has only one segment, which is online retails (E-Commerce).

The Company was incorporated on January 13, 2015 under laws of the state of Washington. On April 7, 2021, the Company was converted from a Washington corporation to a Delaware corporation.

In 2019, Hour Loop, Inc. formed a wholly owned subsidiary, Flywheel Consulting Ltd.   (“Flywheel”) to provide business operating consulting services, exclusively to Hour Loop, Inc.

Reorganization – On June 30, 2021, the Company completed a corporate reorganization to convert its status from a S corporation (10,000,000 common shares issued and outstanding) to a C corporation (10,000,000 common shares issued and outstanding) with an effective date of July 27, 2021. The reorganization did not change the ownership of the Company and the each of the two stockholders (Sam Lai and Maggie Yu) continues to own 50% of the Company’s outstanding shares.   The discussion and presentation of the unaudited financial statements herein assumes the completion of the Reorganization had become effective as of the beginning of the first period presented in the accompanying unaudited consolidated financial statements.

Basis of Presentation – The unaudited consolidated financial statements and accompanying notes of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation – The unaudited consolidated financial statements include the accounts of Hour Loop and Flywheel. All material inter-company accounts and transactions were eliminated in consolidation.

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

The relevant exchange rates are listed below:

	June 30,	December 31,
	2022	2021

Period NTD: USD exchange rate	29.670	27.810
Period Average NTD: USD exchange rate	29.579	28.114

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for bad and doubtful receivables. As of June 30, 2022 and December 31, 2021, the Company did not deem it necessary to have an allowance for bad debt or doubtful accounts.

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

The “Cost of revenues” line item in the consolidated statements of operations is principally inventory sold to customers during the reporting period. The Company had inventory allowance balances of $353,912 and $184,720 as of June 30, 2022 and December 31, 2021, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment – Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500. Thus, the Company had property and equipment of $156,335 and $15,667 as of June 30, 2022 and December 31, 2021, respectively.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The majority of the Company’s property and equipment is computers and the estimated useful lives is 3 years.

Fair Value Measurement – Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, long-term liabilities, due to related parties and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record platform fees paid to Amazon as an expense or as a reduction of revenue. Platform fees are recorded as sales and distribution expenses and are not recorded as a reduction of revenue because the Company owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct Amazon, similarly, other third-party logistics providers (“Logistics Providers”), to return the Company’s inventories to any location specified by the Company. It is the Company’s responsibility to make any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes prices of its products, can determine who fulfills the goods to the customer (Amazon or the Company) and can limit quantities or stop selling the goods at any time. The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. Based on these considerations, the Company is the principal in this arrangement. The rates of sales returns were 6.36% and 5.86% for the periods ended June 30, 2022 and 2021, respectively.

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

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is recognized as revenue when the performance obligation is satisfied. Each of the Company’s contracts have a single distinct performance obligation, which is the promise to transfer individual goods. For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. The Company has shipping and handling costs of $5,800,777 and $4,145,487 for the periods ended of June 30, 2022 and 2021, respectively, which were recorded in Selling and Marketing expenses. Accordingly, the Company recognizes revenue for its single performance obligation related to product sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue.

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company’s revenues for the periods ended June 30, 2022 and 2021 are recognized at a point in time.

Income Taxes – Prior to 2021, the Company, with the stockholders’ consent, elected to be taxed as an “S corporation” under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and comparable state income tax law. As an S corporation, the Company was generally not subject to corporate income taxes, and the Company’s net income or loss is reported on the individual tax return of the stockholders of the Company. On July 27, 2021, the Company’s tax status changed to a C Corporation. Per ASC 740-10-45-19, when deferred tax accounts are recognized or derecognized as required by paragraphs 740-10-25-32 and 740-10-40-6 due to a change in tax status, the effect of recognizing or derecognizing the deferred tax liability of asset shall be included in income from continuing operations.

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

The Company makes an assessment of sales tax payable including any related interest and penalties and accrues these estimated on the financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with the state regulations. The Company estimates that as of June 30, 2022 and December 31, 2021, it owed $701,801 and $620,963, respectively, in sales taxes along with penalties and interest.

Concentrations of Risks – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash with various domestic and foreign financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of all of the aforementioned institutions.

The Company’s accounts receivables are derived from sales contracts with a large number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the periods ended June 30, 2022 and 2021, the Company had no customers that accounted for 10% or more of total net revenues. In addition, as of June 30, 2022 and 2021, the Company had no customers that accounted for 10% or more of gross accounts receivable. As of June 30, 2022 and 2021, all of its accounts receivable is held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes 15 to 20 days.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the periods ended June 30, 2022 and 2021, approximately 100% of the Company’s revenue was through or with the Amazon sales platform.

Selling and Marketing – Selling and marketing expenses are expensed as incurred in accordance with ASC 720-35. Among these, advertising and promotion expenses were $935,302 and $776,237 for periods ended June 30, 2022 and 2021, respectively.

General and Administrative – General and administrative expenses are expensed as incurred in accordance with ASC 720-35.

Commitments and Contingencies – Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Related Parties – The Company accounts for related party transactions in accordance with FASB ASC Topic 850 (Related Party Disclosures). A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Earnings per Share – The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

NOTE 2 – Recent Accounting Pronouncements

The FASB issues ASU to amend the authoritative literature in the ASC. There have been several ASUs to date that amend the original text of the ASCs. Other than those discussed below, the Company believes those ASUs issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. This standard removes certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also amends other aspects of the guidance to help simplify and promote consistent application of US GAAP. The amendments in these ASUs are effective for the Company’s fiscal years, and interim periods within those fiscal years beginning October 1, 2022. The Company does not expect to early adopt this guidance and is in the process of evaluating the impact of adoption of this guidance on the Company’s consolidated financial statements.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

NOTE 3 – Cash and Cash Equivalents

Cash and cash equivalents was comprised of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

Checking account	$2,305,157	$10,591,158
Savings account and Cash	1,273	1,414
Total	$2,306,430	$10,592,572

NOTE 4 – Inventory

Inventory was comprised of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

Inventory	$13,649,741	$5,852,658
Inventory-In-Transit	1,305,517	1,373,926
Allowance	(353,912)	(184,720)
Total	$14,601,346	$7,041,864

For the fiscal period June 30, 2022 and December 31, 2021, the Company recorded inventory provision as follows:

	June 30,	December 31,
	2022	2021
Allowance of inventory
Beginning balance	$184,720	$431,313
Provision	228,296	116,359
Write off	(59,104)	(362,952)
Ending balance	$353,912	$184,720

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

NOTE 5 – Property and Equipment

Property and equipment was comprised of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

Property and equipment	$179,180	$16,115
Accumulated depreciation	(22,845)	(448)
Total property and equipment, net	$156,335	$15,667

NOTE 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

Advance to suppliers	$186,021	$78,875
Prepaid expenses	395,305	120,899
Prepaid expenses-IPO costs	-	576,168
Tax receivable	119,250	114,640
Lease refundable deposit	102,979	70,554
Other current assets	28,284	4,162
Total	$831,839	$965,298

NOTE 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

Sales tax payable	$701,801	$620,963
Accrued payroll	-	476,277
Accrued expenses	502,366	116,679
Other payable	51,547	68,242
Total	$1,255,714	$1,282,161

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

NOTE 8 – Loans

Line of Credit

On June 19, 2019, the Company signed a line of credit agreement in the amount of $785,000 with Bank of America. The line of credit matures on June 18, 2024 and bears interest at a rate of 8.11% per annum.

As of June 30, 2022 and December 31, 2021, the outstanding balance under the Bank of America line of credit was $-0- and $-0-, respectively. Also, the Company has accrued interest expense of $27,996 as of December 31, 2020 that has not been paid. Accrued interest expense has been recorded in the accrued expenses on the balance sheet.

NOTE 9 – Related Party Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of June 30, 2022 and December 31, 2021, the Company had $4,294,731 and $5,214,794 due to related parties, respectively.

On December 30, 2020 and later modified on September 16, 2021, the Company and the shareholders entered into a loan agreement of $1,041,353 and converted it into a retroactive interest-bearing (2%) loan with a repayment date of December 31, 2021. On January 18, 2022, the Company repaid the loan in full.

Consistent with Code Section 1362, the retained earnings as of July 27, 2021 were distributed to the S corporation stockholders, while stockholders and the Company have entered into an agreement for this amount to be loaned to the Company. As a result, on July 27, 2021, the Company and the stockholders agreed the loan of $4,170,418 from stockholders to the Company, and the loan was subordinated. The annual interest rate is 2% and the repayment date is December 31, 2022. The Company has accrued interest of $124,313 as of June 30, 2022.

NOTE 10 – Leases

As of January 1, 2019, the Company adopted ASC Topic 842, Leases, which allows the Company to apply the transition provision at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing leases upon adoption. No impact was recorded to the beginning retained earnings for ASC Topic 842. The Company had three operating leases  as of June 30, 2022. The leased assets in Flywheel are presented as right-of-use assets.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of June 30, 2022:

	Flywheel	Flywheel	Flywheel
	January 2020	January 2022	June 2022
Initial lease term	to August 2022	to December 2023	to May 2024

Initial recognition of right-of-use assets	$26,995	$488,262	$105,632
Weighted-average remaining lease term at June 30, 2022	0.2	1.5	1.9
Weighted-average discount rate at June 30, 2022	8.11%	8.11%	8.11%

Current lease liabilities as of June 30, 2022 and December 31, 2021 were $303,923 and $0. Long-term lease liabilities as of June 30, 2022 and December 31, 2021 were $184,704 and $0. The right-of-use assets balance as of June 30, 2022 and December 31, 2021, were $485,066 and $30,111.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

In 2022, Flywheel has entered into two new lease agreements for office space in Taiwan. The lease terms are January 1, 2022 to December 31, 2023, and June 1, 2022 to May 31, 2024, respectively, and the total contract amounts are $530,760 and $114,016, respectively.

For the Year Ending
June 30,	Amount

2022	$174,589
2023	332,418
2024	23,753
2025	-
2026 and thereafter	-
Total minimum lease payments	530,760
Less: effect of discounting	(42,133)
Present value of the future minimum lease payment lease payment	488,627
Less: current operating lease liabilities	(303,923)
Total long-term operating lease liabilities	$184,704

NOTE 11 – Income Tax

The components of income taxes provision (benefit) are as follows:

	June 30,	December 31,
	2022	2021
Federal rate	21.02%	21.00%
Blended state tax rate	3.81%	4.05%
Effective tax rate	24.83%	25.05%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2022 and 2021 are presented below:

	Current	Deferred	Total
	income tax	income tax	income tax
Tax Expense Summary	expense (benefit)	benefit	benefit
Federal	-	(236,678)	(236,678)
State	-	(42,864)	(42,864)
Total Tax Expense	-	(279,542)	(279,542)

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The Company files income tax return in the U.S. federal jurisdiction and Washington state jurisdictions. Based on management’s evaluation, there is no provision necessary for material uncertain tax positions for the Company at June 30, 2022.

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets summary	June 30, 2022	December 31, 2021
Federal	274,815	38,137
State	50,215	7,351
Total Net DTA (DTL)	325,030	45,488

	Deferred Tax	Deferred Tax
	Assets	Assets
DTA/(DTL) Summary	June 30, 2022	December 31, 2021
ROU	(780)	(780)
Inventories Allowance	93,583	46,268
Net Loss	232,227	-
Total Net DTA (DTL)	325,030	45,488

NOTE 12 – Revenue

Revenue was comprised of the following for the periods ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$15,836,298	$12,399,334	$29,332,508	$22,474,855
Sales returns	(884,373)	(636,455)	(1,864,627)	(1,317,943)
Discounts	(151,407)	(119,649)	(313,380)	(190,769)
Total	$14,800,518	$11,643,230	$27,154,501	$20,966,143

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

NOTE 13 – General and Administrative Expenses

General and administrative expenses were comprised of the following for the periods ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Payroll	$1,294,397	$486,132	$2,136,941	$763,922
Legal and Professional Fees	320,166	181,577	570,963	229,151
Insurance Expense	115,201	31,220	258,088	62,012
Storage & Rental Fees	101,393	34,077	186,659	63,526
Sales Taxes	72,166	3,098	153,181	11,020
Outside Services	62,253	46,696	132,920	98,613
Franchise Tax	-	-	49,870	-
Pension	36,371	4,747	73,676	23,384
Office Expense	17,898	33,249	52,185	52,468
Software Subscriptions Expense	26,329	1,855	44,172	2,955
Manpower Recruitment Advertising Expense	22,351	9	39,029	1,255
Meals and Entertainment Expense	14,452	4,046	18,994	33,308
Other G&A Expenses	192,665	98,992	234,928	120,893
Total	$2,275,642	$925,698	$3,951,606	$1,462,507

NOTE 14 – Stockholders’ Equity

Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares outstanding as of June 30, 2022 and December 31, 2021. The holders of the preferred stock in preference, are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of June 30, 2022 and December 31, 2021, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized, and there were 35,042,578 and 33,300,000 shares of common stock outstanding, respectively.

Stock Split

On September 27, 2021, the Company completed a stock split such that each outstanding stock was sub-divided and converted into 4.44 shares of common stock. As result of the stock split, the total number of shares outstanding became 44,400,000.

The authorized capital stock of the Company was 440,000,000 shares of common stock, $0.0001 par value per share, before December 3, 2021.

On December 3, 2021, the Company authorized a reverse stock split. Each existing share was split into 0.75 share of the Company’s stock. This reverse stock split caused the number of shares outstanding to decrease from 44,400,000 to 33,300,000. All per share amounts and number of shares in the consolidated financial statements and related notes have been retrospectively adjusted to reflect the reverse stock split.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

On May 19, 2022, the Company issued 916 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, and Alan Gao, with a fair market value of $3.2745 per share as compensation for services as executives or directors to the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

On June 30, 2022, the Company issued 1,049 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, and Alan Gao, with a fair market value of $2.8605 per share as compensation for services as executives or directors to the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

IPO Proceeds

On January 11, 2022, we closed our initial public offering of 1,725,000 shares of common stock, which included the full exercise of the underwriter’s over-allotment option, at a public offering price of $4.00 per share, for aggregate gross proceeds of $6,900,000, prior to deducting underwriting discounts, commissions, and other offering expenses. Our common stock began trading on The Nasdaq Capital Market on January 7, 2022, under the symbol “HOUR”. EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), acted as sole book-running manager for the offering. The net proceeds of the offering, after deducting expenses $743,640 were $6,156,360. Meanwhile, other costs incurred in this IPO totaled $576,167, the main nature of which was professional fees. As a result, common stock increased by $173, and additional paid in capital increased by $5,580,020.

NOTE 15 – Commitments and Contingencies

As of June 30, 2022 and 2021, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of June 30, 2022 and 2021, the Company had no pending legal proceeds outstanding. No amounts have been accrued in the financial statements with respect to any matters.

NOTE 16 – Subsequent Events

The Company has evaluated subsequent events through August 12, 2022  the date the financial statements were available to be issued. Except as noted above, no other matters were identified affecting the accompanying financial statements or related disclosures.

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

Our Financial Position

For the three months ended June 30, 2022 and 2021, we generated revenues of $14,800,518 and $11,643,230, respectively, and reported net (loss) income of $(313,407) and $1,106,509, respectively, and cash (used in) provided by operating activities of $(5,322,554) and $936,243, respectively. For the six months ended June 30, 2022 and 2021, we generated revenues of $27,154,501and $20,966,143, respectively, and reported net (loss) income of $(958,295) and $1,972,403, respectively, and cash used in operating activities of $(13,247,025) and $(219,722), respectively.

Results of Operations

The following table shows a comparison of our unaudited income statements for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Statement of Operations Data
Total revenues	$14,800,518	$11,643,230	$27,154,501	$20,966,143
Total cost of goods sold	(6,443,910)	(4,845,441)	(12,341,179)	(8,939,993)
Gross profit	8,356,608	6,797,789	14,813,322	12,026,150
Total operating expenses	(8,756,267)	(5,729,296)	(15,958,333)	(10,093,299)
(Loss) income from operations	(399,659)	1,068,493	(1,145,011)	1,932,851
Total other non-operating (expense) income	(10,757)	38,016	(92,826)	39,552
Income tax provisions	97,009	-	279,542	-
Net (loss) income	(313,407)	1,106,509	(958,295)	1,972,403
Other comprehensive (loss) income	(9,497)	2,893	(11,913)	1,671
Total comprehensive (loss) income	$(322,904)	$1,109,402	$(970,208)	$1,974,074

Revenue

We generated $14,800,518 in revenues in the three months ended June 30, 2022, as compared to $11,643,230 in revenues in the same period in 2021. This represents an increase in revenues of $3,157,288, or 27.12%. We attribute this increase to our continued growth and maturity in our operating model, which was enhanced by a favorable e-commerce environment. Our total orders in the three months ended June 30, 2022, were approximately 543,826, as compared to 438,502 orders in the three months ended June 30, 2021, representing an increase of 24.02%.

Cost of Goods Sold

Cost of goods sold during the three months ended June 30, 2022, totaled $6,443,910, as compared to $4,845,441 for the three months ended June 30, 2021. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods. The increase in cost of goods sold was due to a greater number of items sold as a result of the greater number of orders in the current period.

Operating Expense

Operating expenses for the three months ended June 30, 2022, totaled $8,756,267, a $3,026,971 increase from the $5,729,296 of operating expenses for the three months ended June 30, 2021. This change was caused by an increase in platform fees paid to Amazon, significant increase in number of employees and increased legal and professional fees. The Amazon fees are proportional to the revenues. The increase in revenues in the three months ended June 30, 2022 over the same period in 2021 drove the increase in platform fees.

Other (Expense) Income

Other (expense) income for the three months ended June 30, 2022, was $(10,757), compared to $38,016 for the three months ended June 30, 2021. The increase was mainly due to accrued interest from due to related parties.

Total Comprehensive (Loss) Income

Total comprehensive (loss) income for the three months ended June 30, 2022, was $(322,904), as compared with $1,109,402 for the three months ended June 30, 2021. The decrease in total comprehensive income was driven by an increase in our operating expenses in the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Impacts to Results of Operations from COVID-19

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

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

Revenue

We generated $27,154,501 in revenues in the six months ended June 30, 2022, as compared to $20,966,143 in revenues in the same period in 2021. This represents an increase in revenues of $6,188,358, or 29.52%. We attribute this increase to our continued growth and maturity in our operating model, which was enhanced by a favorable e-commerce environment. Our total orders in the six months ended June 30, 2022, were approximately 1,071,386, as compared to 825,899 orders in the six months ended June 30, 2021, representing an increase of 29.72%.

Cost of Goods Sold

Cost of goods sold during the six months ended June 30, 2022, totaled $12,341,179, as compared to $8,939,993 for the six months ended June 30, 2021. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods. The increase in cost of goods sold was due to a greater number of items sold as a result of the greater number of orders in the current period.

Operating Expense

Operating expenses for the six months ended June 30, 2022, totaled $15,958,333, a $5,865,034 increase from the $10,093,299 of operating expenses for the six months ended June 30, 2021. This change was caused by an increase in platform fees paid to Amazon, significant increase in number of employees and increased legal and professional fees. The Amazon fees are proportional to the revenues. The increase in revenues in the six months ended June 30, 2022 over the same period in 2021 drove the increase in platform fees.

Other (Expense) Income

Other (expense) income for the six months ended June 30, 2022, was $(92,826), compared to $39,552 for the six months ended June 30, 2021. The increase was mainly due to accrued interest from due to related parties.

Total Comprehensive (Loss) Income

Total comprehensive (loss) income for the six months ended June 30, 2022, was $(970,208), as compared with $1,974,074 for the six months ended June 30, 2021. The decrease in total comprehensive income was driven by an increase in our operating expenses in the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Impacts to Results of Operations from COVID-19

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $2,306,430 and $2,578,585 as of June 30, 2022 and 2021, respectively.

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

The following table shows a summary of our cash flows for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021

Statement of Cash Flows
Net cash used in operating activities	$(13,247,025)	$(219,722)
Net cash used in investing activities	$(164,174)	$-
Net cash provided by (used in) financing activities	$5,132,172	$(2,174,453)
Effect of changes in foreign currency rates	$(7,115)	$4,696
Net decrease in cash	$(8,286,142)	$(2,389,479)
Cash - beginning of the period	$10,592,572	$4,968,064
Cash - end of the period	$2,306,430	$2,578,585

Net Cash Used in Operating Activities

For the six months ended June 30, 2022, cash used in operating activities amounted to $(13,247,025), as compared to $(219,722) for the six months ended June 30, 2021. This was driven by our net (loss) income of $(958,295) for the six months ended June 30, 2022, as compared to $1,972,403 for the same period in 2021.

Despite the increase in revenue to $27,154,501 for the six months ended June 30, 2022, as compared to $20,966,143 for the six months ended June 30, 2021, the revenue increase was offset by a corresponding increase in cost of goods sold of $3,401,186 and an increase in operating expenses of $5,758,365.

We also invested heavily on inventory procurement, and therefore, inventory increased from $7,041,864 as of December 31, 2021 to $14,601,346 as of June 30, 2022.

Net Cash Used in Investing Activities

For the six months ended June 30, 2022, $164,174 in cash was used in investing activities, compared to $0 in cash used in investing activities for the six months ended June 30, 2021.

Net Cash Provided by (Used in) Financing Activities

For the six months ended June 30, 2022, cash provided by financing activities amounted to $5,132,172, as compared to cash used in financing activities of $(2,174,453) for the six months ended June 30, 2021. The cash provided by financing activities in the six months ended June 30, 2022 was mainly due to the proceeds of the Company’s initial public offering of $6,156,360.

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

Bank of America Loan

On June 19, 2019, the Company issued a Promissory Note (the “BofA Note”) in the amount of $785,000 to Bank of America (the “Lender”) for a loan in the amount of $785,000. The BofA Note matures on June 18, 2024 and bears interest at a rate of 8.11% per annum. The monthly payment is $15,963, consisting of $11,398 of principal and $4,565 of interest. As of June 30, 2022, the aggregate principal amount of the BofA Note outstanding was $0. As of June 30, 2022, there is an outstanding balance of deferred interest of $27,996.

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

Affiliated Loans

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of June 30, 2022 and December 31, 2021, the Company had $4,294,731 and $5,214,794 due to related parties, respectively. While stockholder payables are non-interest bearing and payable on demand, the Company and stockholders entered into loan agreements for loans with tenor over one year.

On December 30, 2020 and later modified on September 16, 2021, the Company and the shareholders entered into a loan agreement of $1,041,353 and converted it into a retroactive interest-bearing (2%) loan with a repayment date of December 31, 2021. On January 18, 2022, the Company repaid the loan in full.

On July 27, 2021, the Company and the shareholders entered into a loan agreement of $4,170,418, and the loan is subordinated. The annual interest rate is 2% and the repayment date is December 31, 2022. The Company has accrued interest of $124,313 as of June 30, 2022.

Leases

In 2022, Flywheel entered into two new lease agreements for office space in Taiwan. The lease terms are January 1, 2022 to December 31, 2023, and June 1, 2022 to May 31, 2024, respectively, and the total contract amounts are $530,760 and $114,016, respectively.

	Flywheel	Flywheel
	January 2022	June 2022
Initial lease term	to December 2023	to May 2024

Initial recognition of right-of-use assets	$488,262	$105,632
Weighted-average remaining lease term at June 30, 2022	1.5	1.9
Weighted-average discount rate at June 30, 2022	8.11%	8.11%

As of June 30, 2022, the Company has recognized the right-of-use assets and lease liabilities. The right-of-use assets and lease liabilities balance as of June 30, 2022 were $485,066 and $488,627, respectively.

For the Period Ending
June 30,	Amount

2022	$174,589
2023	332,418
2024	23,753
2026 and thereafter	-
Total minimum lease payments	530,760
Less: effect of discounting	(42,133)
Present value of the future minimum lease payment
lease payment	488,627
Less: current operating lease liabilities	(303,923)
Total long-term operating lease liabilities	$184,704

Sales Taxes

We make an assessment of sales tax payable including any related interest and penalties and accrue these estimates on the financial statements. Pursuant to the Wayfair decision, each state enforced sales tax collection at different dates. We collect and remit sales tax in accordance with the state regulations. We estimate that as of June 30, 2022, we owed $693,531 in sales taxes, along with penalties and interest. However, we are currently engaged in the process of negotiating and remediating the amount of sales tax with the states in which we owe sales tax and anticipate becoming compliant in tax payments in such states by December 31, 2022.

Critical Accounting Policies and Estimates

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon such evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were not effective   as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. On February 10, 2022, the Company engaged an experienced consulting firm to provide risk advisory and internal controls consulting services. The consulting firm has provided its initial findings and recommendations, the Company expects to adopt certain changes to the Company’s internal control.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. On February 10, 2022, the Company engaged an experienced consulting firm to provide risk advisory and internal controls consulting services. Its professional assessment and evaluation are ongoing. The consulting firm has provided its initial findings and recommendations, the Company expects to adopt certain changes to the Company’s internal control over financial reporting.

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

HOUR LOOP, INC.

Dated: August 12, 2022	By:	/s/ Sam Lai
Sam Lai
Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

