Form 10-Q
period 2022-09-30
Hour Loop, Inc
filed 2022-11-14
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 35,042,578 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Hour Loop, Inc.

Item 1. Financial Statements.

HOUR LOOP, Inc.

CONSOLIDATED BALANCE SHEETS

(In US Dollars, except for shares data)

As of September 30, 2022 (Unaudited) and December 31, 2021

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,704,106	$10,592,572
Accounts receivable, net	263,425	125,991
Inventory, net	21,358,386	7,041,864
Prepaid expenses and other current assets	856,543	965,298
Total current assets	24,182,460	18,725,725

Property and equipment, net	238,403	15,667
Deferred tax assets	312,197	45,488
Right-of-use lease assets	518,575	30,111

TOTAL ASSETS	$25,251,635	$18,816,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$630,915	$-
Accounts payable	11,013,769	9,539,258
Accrued expenses and other current liabilities	1,129,555	1,282,161
Due to related parties	4,316,211	5,214,794
Income taxes payable	126,333	126,333
Current operating lease liabilities	372,579	-
Total current liabilities	17,589,362	16,162,546

Non-current liabilities
Long-term operating lease liabilities	151,314	-
Total liabilities	17,740,676	16,162,546
Commitments and contingencies		-

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 35,047,828 and 33,300,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3,505	3,330
Additional paid-in capital	5,660,321	4,291
Retained earnings	1,846,605	2,654,695
Accumulated other comprehensive income (loss)	528	(7,871)
Total stockholders’ equity	7,510,959	2,654,445

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,251,635	$18,816,991

See accompanying notes to unaudited consolidated financial statements.

HOUR LOOP, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In US Dollars, except for shares data)

For the Periods Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues, net	$17,556,053	$10,425,111	$44,710,554	$31,391,254
Cost of revenues	(7,999,769)	(4,915,116)	(20,340,948)	(13,855,109)

Gross profit	9,556,284	5,509,995	24,369,606	17,536,145

Operating expenses
Selling and marketing	7,779,145	4,427,774	19,785,872	13,058,566
General and administrative	1,740,427	896,993	5,692,033	2,359,500
Total operating expenses	9,519,572	5,324,767	25,477,905	15,418,066

Income (loss) from operations	36,712	185,228	(1,108,299)	2,118,079

Other (expenses) income
Other expense	(6,651)	(877)	(16,045)	(5,501)
Interest expense	(22,876)	(20,005)	(127,001)	(30,333)
Other income	155,983	106,990	176,676	161,494
Total other income (expenses), net	126,456	86,108	33,630	125,660

Income (loss) before income taxes	163,168	271,336	(1,074,669)	2,243,739
Income tax (expense) benefit	(12,963)	24,770	266,579	24,770

Net income (loss)	150,205	296,106	(808,090)	2,268,509

Other comprehensive income (loss)
Foreign currency translation adjustments	12,441	(6,750)	8,399	(6,301)

Total comprehensive income (loss)	$162,646	$289,356	$(799,691)	2,262,208

Basic and diluted income (loss) per common share	$0.01	$0.01	$(0.02)	0.07
Weighted-average number of common shares outstanding	33,300,058	33,300,000	34,973,580	33,300,000

See accompanying notes to unaudited consolidated financial statements.

HOUR LOOP, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In US Dollars, except for shares data)

For the Three Months Ended September 30, 2022 and 2021

(Unaudited)

For the three months ended September 30, 2021

					Accumulated
	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at June 30, 2021	33,300,000	$3,330	$4,291	$3,860,022	$(2,732)	$3,864,911

Distribution	-	-	-	(4,170,418)	-	(4,170,418)

Currency translation adjustments	-	-	-	-	(6,750)	(6,750)

Net Income	-	-	-	296,106	-	296,106

Balance at September 30, 2021	33,300,000	$3,330	$4,291	$(14,290)	$(9,482)	$(16,151)

For the three months ended September 30, 2022

					Accumulated
	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

Balance at June 30, 2022	35,042,578	$3,504	$5,645,322	$1,696,400	$(11,913)	$7,333,313

Stock-based compensation	5,250	1	14,999	-	-	15,000

Currency translation adjustments	-	-	-	-	12,441	12,441

Net Income	-	-	-	150,205	-	150,205

Balance at September 30, 2022	35,047,828	$3,505	$5,660,321	$1,846,605	$528	$7,510,959

See accompanying notes to unaudited consolidated financial statements.

HOUR LOOP, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In US Dollars, except for shares data)

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

For the nine months ended September 30, 2021

					Accumulated
	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at December 31, 2020	33,300,000	$3,330	$1,491	$4,019,619	$(3,181)	$4,021,259

Contribution	-	-	2,800	-	-	2,800

Distribution	-	-	-	(6,302,418)	-	(6,302,418)

Currency translation adjustments	-	-	-	-	(6,301)	(6,301)

Net income	-	-	-	2,268,509	-	2,268,509

Balance at September 30, 2021	33,300,000	$3,330	$4,291	$(14,290)	$(9,482)	$(16,151)

For the nine months ended September 30, 2022

					Accumulated
	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

Balance at December 31, 2021	33,300,000	$3,330	$4,291	$2,654,695	$(7,871)	$2,654,445

Issuance of shares	1,725,000	172	5,580,020	-	-	5,580,192

Stock-based compensation	22,828	3	76,010	-	-	76,013

Currency translation adjustments	-	-	-	-	8,399	8,399

Net loss	-	-	-	(808,090)	-	(808,090)

Balance at September 30, 2022	35,047,828	$3,505	$5,660,321	$1,846,605	$528	$7,510,959

See accompanying notes to unaudited consolidated financial statements.

HOUR LOOP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In US Dollars)

For the Periods Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities
Net (loss) income	$(808,090)	$2,268,509
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation expenses	39,993	-
Noncash lease expenses	212,126	52,668
Distribution to director and supervisor	76,013	-
Changes in operating assets and liabilities:
Accounts receivable	(137,434)	68,422
Inventory	(14,316,522)	(1,146,755)
Prepaid expenses and other current assets	(734,121)	(167,231)
Accounts payable	1,474,511	1,132,211
Accrued expenses and other current liabilities	(152,606)	(598,828)
Operating lease liabilities	(179,701)	(34,532)
Net cash (used in) provided by operating activities	(14,525,831)	1,574,464

Cash flows from investing activities:
Purchases of property and equipment	(268,342)	-
Net cash used in investing activities	(268,342)	-

Cash flows from financing activities:
Net advances from related parties	(898,583)	67,291
Capital contribution	-	2,800
Distribution to stockholders	-	(2,132,000)
Issuance of shares	5,580,192	-
Prepaid expenses	576,168	-
Net change in line of credit	630,915	(27,012)
Net cash provided by (used in) financing activities	5,888,692	(2,088,921)

Effect of changes in foreign currency exchange rates	17,015	(134)

Net change in cash and cash equivalents	(8,888,466)	(514,591)

Cash and cash equivalents at beginning of year	10,592,572	4,968,064

Cash and cash equivalents at end of year	$1,704,106	$4,453,473

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Noncash investing and financing activities:
Right-of-use of assets and operating lease liabilities recognized	$688,440	$-
Noncash distribution to stockholders	$76,013	$-

See accompanying notes to unaudited consolidated financial statements.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods ended September 30, 2022 and 2021

(Unaudited)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies

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

In 2019, Hour Loop formed a wholly owned subsidiary, Flywheel Consulting Ltd. (“Flywheel”), to provide business operating consulting services, exclusively to Hour Loop.

Reorganization - On June 30, 2021, the Company completed a corporate reorganization to convert its status from a S corporation (10,000,000 common shares issued and outstanding) to a C corporation (10,000,000 common shares issued and outstanding) with an effective date of July 27, 2021. The reorganization did not change the ownership of the Company and the each of the two stockholders (Sam Lai and Maggie Yu) continues to own 50% of the Company’s outstanding shares. The discussion and presentation of the unaudited consolidated financial statements herein assumes the reorganization had become effective as of the beginning of the first period presented in the accompanying unaudited consolidated financial statements.

Basis of Presentation - The unaudited consolidated financial statements and accompanying notes of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation - The unaudited consolidated financial statements include the accounts of Hour Loop and Flywheel. All material inter-company accounts and transactions were eliminated in consolidation.

Foreign Currency and Currency Translation - The assets and liabilities of Flywheel, having a functional currency other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at period-end, with resulting translation gains or losses included within other comprehensive income or loss. Revenues and expenses are translated into U.S. dollars at average monthly rates of exchange in effect during each period. All of the Company’s foreign operations use their local currency as their functional currency. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in other income (expense) in the consolidated statement of operations and other comprehensive income.

The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan, which reports its earnings in Taiwan dollars. The Company translates the foreign assets and liabilities at exchange rates in effect at the consolidated balance sheet date and translates the revenues and expenses using average rates during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss in the accompanying consolidated balance sheet and the consolidated statements of operations. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods ended September 30, 2022 and 2021

(Unaudited)

The relevant exchange rates are listed below:

	September 30,	December 31,	September 30,
	2022	2021	2021

Period NTD: USD exchange rate	31.700	27.810	27.800
Period Average NTD: USD exchange rate	31.200	28.114	27.668

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Significant estimated include, but not limited to, estimates associated with the collectability of accounts receivable and inventory valuation.

COVID-19 Pandemic - In March 2020, the World Health Organization recognized the novel strain of coronavirus (COVID-19) as a pandemic. This COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to this COVID-19 outbreak, the governments of many countries, states, cities, and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. The Company’s services, operating results and financial performance could be adversely affected by the overall impacts of the pandemic. Management has determined that there is no material uncertainty that casts substantial doubt on the Company’s ability to continue as a going concern. It is expected that COVID-19 might have some impact, though it is not anticipated to be significant.

Cash and Cash Equivalents - The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash and cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for bad and doubtful receivables. As of September 30, 2022 and December 31, 2021, the Company did not deem it necessary to have an allowance for bad debt or doubtful accounts.

Inventory and Cost of Goods Sold - The Company’s inventory consists almost entirely of finished goods. Inventories are stated at the lower of cost or net realizable value. Cost is principally determined on a first-in first-out basis. The Company’s costs include the amounts it pays manufacturers for product, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from its manufacturers to its warehouses, as applicable. The merchandise with terms of FOB shipping point from vendors was recorded as the inventory-in-transit when inventory left the shipping dock of the vendors but not yet reached the receiving dock of the Company. Management continually evaluates its estimates and judgments including those related to merchandise inventory.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods ended September 30, 2022 and 2021

(Unaudited)

The “Cost of revenues” line item in the consolidated statements of operations is principally inventory sold to customers during the reporting period. The Company had inventory allowance balances of $790,037 and $184,720 as of September 30, 2022 and December 31, 2021, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful lives is 3 years.

Fair Value Measurement - Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, long-term liabilities, due to related parties and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Revenue Recognition - The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company adopted ASC Topic 606 as of January 1, 2019. The standard did not affect the Company’s consolidated financial position, or cash flows. There were no changes to the timing of revenue recognition as a result of the adoption.

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

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record platform fees paid to Amazon as an expense or as a reduction of revenue. Platform fees are recorded as sales and distribution expenses and are not recorded as a reduction of revenue because the Company as principal owns  and controls all the goods before they are transferred to the customer. The Company can, at any time, direct Amazon, similarly, other third-party logistics providers (“Logistics Providers”), to return the Company’s inventories to any location specified by the Company. It is the Company’s responsibility to make any returns made by customers directly to Logistics Providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes prices of its products, can determine who fulfills the goods to the customer (Amazon or the Company) and can limit quantities or stop selling the goods at any time. The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. Based on these considerations, the Company is the principal in this arrangement. The rates of sales returns were 6.12% and 5.60% of gross sales   for the periods ended September 30, 2022 and 2021, respectively.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods ended September 30, 2022 and 2021

(Unaudited)

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

A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is recognized as revenue when the performance obligation is satisfied. Each of the Company’s contracts have a single distinct performance obligation, which is the promise to transfer individual goods. For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. The Company had shipping and handling costs of $9,685,604 and $6,393,341 for the periods ended of September 30, 2022 and 2021, respectively, which were recorded in selling, advertising and marketing expenses. Accordingly, the Company recognizes revenue for its single performance obligation related to product sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue.

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company’s revenues for the periods ended September 30, 2022 and 2021 are recognized at a point in time.

Income Taxes - Prior to 2021, the Company, with the stockholders’ consent, elected to be taxed as an “S corporation” under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and comparable state income tax law. As an S corporation, the Company was generally not subject to corporate income taxes, and the Company’s net income or loss is reported on the individual tax return of the stockholders of the Company. On July 27, 2021, the Company’s tax status changed to a C corporation. Per ASC 740-10-45-19, when deferred tax accounts are recognized or derecognized as required by paragraphs 740-10-25-32 and 740-10-40-6 due to a change in tax status, the effect of recognizing or derecognizing the deferred tax liability of asset shall be included in income from continuing operations.

The Company also complied with state tax code, including California franchise tax. Management has evaluated its tax positions and has concluded that the Company had taken no uncertain tax positions that could require adjustment or disclosure in the financial statements to comply with provisions set forth in ASC section 740, Income Taxes.

Presentation of Sales Taxes - Governmental authorities impose sales tax on all of the Company’s sales to nonexempt customers. The Company collects sales tax from customers and remits the entire amount to the governmental authorities. The Company’s accounting policy is to exclude the tax collected and remitted from revenues and cost of revenues.

The Company makes an assessment of sales tax payable including any related interest and penalties and accrues these estimated on the financial statements. Pursuant to the Wayfair decision, each state enforced sales tax collection at different dates. The company collects and remits sales tax in accordance with the state regulations. The Company estimates that as of September 30, 2022 and December 31, 2021, it owed $700,838 and $620,963, respectively, in sales taxes along with penalties and interest.

Concentrations of Risks - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash with various domestic and foreign financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of all of the aforementioned institutions.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods ended September 30, 2022 and 2021

(Unaudited)

The Company’s accounts receivables are derived from sales contracts with a large number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the three and nine months ended September 30, 2022 and 2021, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of September 30, 2022 and 2021, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of September 30, 2022 and 2021, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes 15 to 20 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the three and nine months   ended September 30, 2022 and 2021, approximately 100% of the Company’s revenue was through or with the Amazon sales platform.

Selling and Marketing – Selling, advertising  and marketing costs are expensed as incurred in accordance with ASC 720-35. Among these, advertising and promotion expenses were $1,518,345 and $1,215,121 for the nine   months ended September 30, 2022 and 2021, respectively.

General and Administrative - General and administrative expenses are expensed as incurred in accordance with ASC 720-35.

Commitments and Contingencies - Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Related Parties - The Company accounts for related party transactions in accordance with FASB ASC Topic 850 (Related Party Disclosures). A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods ended September 30, 2022 and 2021

(Unaudited)

NOTE 2 - Recent Accounting Pronouncements

The FASB issues Accounting Standards Updates (each, an “ASU”) to amend the authoritative literature in the ASC. There have been several ASUs to date that amend the original text of the ASCs. Other than those discussed below, the Company believes those ASUs issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments, including loans, held-to-maturity securities and certain off-balance sheet financial instruments. The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available-for-sale security impairment model for debt securities whereby credit losses related to available-for-sale debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. On October 18, 2019, FASB approved an effective date delay applicable to smaller reporting companies and non-public business entities until January 2023. The Company has elected to delay implementation of the standard until January 2023. The Company is currently evaluating the provisions of the amendment, however, we do not expect the adoption of ASU 2016-13 to have a material effect on the Company’s consolidated financial statements.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods ended September 30, 2022 and 2021

(Unaudited)

NOTE 3 - Cash and Cash Equivalents

Cash and cash equivalents was comprised of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

Checking account	$1,703,393	$10,591,158
Savings account and cash	713	1,414
Total	$1,704,106	$10,592,572

NOTE 4 - Inventory

Inventory was comprised of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

Inventory	$17,616,011	$5,852,658
Inventory-in-transit	4,532,412	1,373,926
Allowance	(790,037)	(184,720)
Total	$21,358,386	$7,041,864

For the fiscal period September 30, 2022 and December 31, 2021, the Company recorded inventory provision as follows:

	September 30,	December 31,
	2022	2021
Allowance of inventory
Beginning balance	$184,720	$431,313
Provision	667,261	116,359
Write off	(61,944)	(362,952)
Ending balance	$790,037	$184,720

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods ended September 30, 2022 and 2021

(Unaudited)

NOTE 5 - Property and Equipment

Property and equipment was comprised of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

Gross property and equipment	$278,156	$16,115
Accumulated depreciation and amortization	(39,753)	(448)
Total property and equipment, net	$238,403	$15,667

For the nine months ended September 30, 2022 and year ended December 31, 2021, the Company purchased $268,342 and $-, for property and equipment, respectively.

NOTE 6 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

Advance to suppliers	$246,729	$78,875
Prepaid income tax	202,567	-
Prepaid expenses-IPO cost	-	576,168
Prepaid expenses-other	175,824	120,899
Lease refundable deposit	96,385	70,554
Other current assets	135,038	118,802
Total	$856,543	$965,298

NOTE 7 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

Sales tax payable	$700,838	$620,963
Accrued payroll	-	476,277
Accrued expenses	366,538	116,679
Other payables	62,179	68,242
Total	$1,129,555	$1,282,161

The Company made an assessment of sales tax payable including any related interest and penalties and accrued these estimates on the financial statements. Among which, $171,716 and $154,960 are related interest and penalties as of September 30, 2022 and December 31, 2021, respectively. The Company is in the process of filing sale tax returns with various jurisdictions across different states. The Company will continue to evaluate the status of those filings.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods ended September 30, 2022 and 2021

(Unaudited)

NOTE 8 - Short-Term Debt

Line of Credit

On June 19, 2019, the Company signed a line of credit agreement in the amount of $785,000 with Bank of America. The line of credit matures on June 18, 2024 and bears interest at a rate of 8.11% per annum.

As of September 30, 2022 and December 31, 2021, the outstanding balance under the Bank of America line of credit was $-0- and $-0-, respectively. Also, the Company had accrued interest expense of $27,996 as of September 30, 2022 that due on June 18, 2024. Accrued interest expense has been recorded in the accrued expenses on the balance sheet.

On August 18, 2022, Flywheel signed a line of credit agreement in the amount of $6,940,063 with Taishin International Bank. The line of credit matures on August 30, 2023.

As of September 30, 2022, the outstanding balance under the Taishin International Bank line of credit was $630,915 and bears interest at a rate of 2.6% per annum. Also, Flywheel has accrued interest expense of $1,370 as of September 30, 2022 that has not been paid. Accrued interest expense has been recorded in the accrued expenses on the balance sheet.

NOTE 9 - Related Party Balances and Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of September 30, 2022 and December 31, 2021, the Company had $4,316,211 and $5,214,794 due to related parties, respectively.

On December 30, 2020 the Company and the stockholders entered into a loan agreement of $1,041,353 and later modified on September 16, 2021, converted it into a interest-bearing (2%) loan with a repayment date of December 31, 2021. On January 18, 2022, the Company repaid the loan in full.

Consistent with Code Section 1362, the retained earnings as of July 27, 2021 were distributed to the S corporation stockholders, while stockholders and the Company have entered into an agreement for this amount to be loaned to the Company. As a result, on July 27, 2021, the Company and the stockholders agreed to the terms of the loan of $4,170,418 from stockholders to the Company, and the loan was subordinated. The annual interest rate is 2% and the repayment date is December 31, 2022. The Company had accrued the interest of $145,793 on September 30, 2022.

NOTE 10 - Leases

As of January 1, 2019, the Company adopted ASC Topic 842, Leases, which allows the Company to apply the transition provision at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing leases upon adoption. No impact was recorded to the beginning retained earnings for ASC Topic 842. The Company had three operating leases as of September 30, 2022. The leased assets in Flywheel are presented as right-of-use assets.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods ended September 30, 2022 and 2021

(Unaudited)

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of September 30, 2022:

	Flywheel	Flywheel	Flywheel
	January 2022 to	June 2022	August 2022
Initial lease term	December 2023	to May 2024	to July 2024

Initial recognition of right-of-use assets	$488,262	$105,632	$147,547
Weighted-average remaining lease term at
September 30, 2022	1.3	1.67	1.83
Weighted-average discount rate at
September 30, 2022	8.11%	8.11%	2.50%

Current lease liabilities as of September 30, 2022 and December 31, 2021 were $372,579 and $-, respectively. Long-term lease liabilities as of September 30, 2022 and December 31, 2021 were $151,314 and $-, respectively. The right-of-use assets balance as of September 30, 2022 and December 31, 2021, were $518,575 and $30,111, respectively.

Flywheel entered into three new office leases in Taiwan in 2022. The respective lease terms are January 1, 2022 to December 31, 2023, June 1, 2022 to May 31, 2024, and August 1, 2022 to July 31, 2024, and the total contract amounts are $534,910, $114,016 and $157,973, respectively.

For the Year Ending
September 30,	Amount

2022	$96,710
2023	386,841
2024	66,396
2025	-
2026 and thereafter	-
Total minimum lease payments	549,947
Less: effect of discounting	(26,054)
Present value of the future minimum lease payment	523,893
Less: current operating lease liabilities	(372,579)
Total long-term operating lease liabilities	$151,314

NOTE 11 - Income Tax

The components of income taxes provision (benefit) are as follows:

	September 30,	December 31,
	2022	2021
Federal rate	21.02%	21.00%
Blended state tax rate	3.81%	4.05%
Effective tax rate	24.83%	25.05%

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods ended September 30, 2022 and 2021

(Unaudited)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2022:

	Current	Deferred	Total
	Income Tax	Income Tax	Income Tax
Tax Expense Summary	Expense	Benefit	Benefit
Federal	-	(225,828)	(225,828)
State	130	(40,881)	(40,751)
Total Tax Expense (Benefit)	130	(266,709)	(266,579)

The Company files income tax return in the U.S. federal jurisdiction and Washington state jurisdictions. Based on management evaluation, there is no provision necessary for material uncertain tax position for the Company at September 30, 2022.

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets summary	September 30, 2022	December 31, 2021
Federal	263,965	38,137
State	48,232	7,351
Total	312,197	45,488

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets summary	September 30, 2022	December 31, 2021
Right of use lease assets	(780)	(780)
Inventories allowance	154,575	46,268
Net loss	158,402	-
Total	312,197	45,488

NOTE 12 - Revenue

Revenue was comprised of the following for the periods ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Revenue	$18,877,019	$11,114,219	$48,209,527	$33,589,074
Sales returns	(1,083,766)	(561,756)	(2,948,393)	(1,879,699)
Discounts	(237,200)	(127,352)	(550,580)	(318,121)
Total	$17,556,053	$10,425,111	$44,710,554	$31,391,254

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods ended September 30, 2022 and 2021

(Unaudited)

NOTE 13 - General and Administrative Expenses

General and administrative expenses were comprised of the following for the periods ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Payroll	$1,047,209	$580,567	$3,184,150	$1,344,489
Legal and professional fees	113,640	220,697	684,604	449,848
Insurance expense	173,915	12,214	432,003	74,226
Storage & rental fees	131,373	23,742	318,032	87,267
Sales taxes	8,218	1,999	233,660	13,018
Outside services	60,939	26,551	193,859	125,164
Franchise tax	-	-	49,870	-
Pension	59,130	377	132,807	23,761
Office expense	15,601	7,695	67,785	60,164
Software subscriptions expense	13,773	4,559	57,945	7,513
Manpower recruitment advertising expense	8,346	20	47,375	1,275
Meals and entertainment expense	6,628	7,390	25,622	40,698
Other general and administrative expenses	101,655	11,182	264,321	132,077
Total	$1,740,427	$896,993	$5,692,033	$2,359,500

NOTE 14 - Stockholders’ Equity

Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares outstanding as of September 30, 2022 and December 31, 2021. The holders of the preferred stock in preference, are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of September 30, 2022 and December 31, 2021, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized. As of September 30, 2022 and December 31, 2021, there were 35,047,828 and 33,300,000 shares of common stock outstanding, respectively.

Stock Split

On September 27, 2021, the Company completed a stock split such that each outstanding stock was sub-divided and converted into 4.44 shares of common stock. As result of the stock split, the total number of shares outstanding became 44,400,000.

Prior to December 3, 2021, the Company had 440,000,000 shares of common stock, $0.0001 par value per share, authorized.

HOUR LOOP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods ended September 30, 2022 and 2021

(Unaudited)

On December 3, 2021, the Company effected a reverse stock split, pursuant to which each existing share of common stock was split into 0.75 share of the Company’s common stock. This reverse stock split caused the number of shares of common stock outstanding to decrease from 44,400,000 to 33,300,000. All per share amounts and number of shares in the consolidated financial statements and related notes have been retrospectively adjusted to reflect the reverse stock split.

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

On September 30, 2022, the Company issued 1,050 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, and Alan Gao, with a fair market value of $2.8565 per share as compensation for services as executives or directors to the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

IPO Proceeds

On January 11, 2022, we closed our initial public offering of 1,725,000 shares of common stock, which included the full exercise of the underwriter’s over-allotment option, at a public offering price of $4.00 per share, for aggregate gross proceeds of $6,900,000, prior to deducting underwriting discounts, commissions, and other offering expenses. Our common stock began trading on The Nasdaq Capital Market on January 7, 2022, under the symbol “HOUR”. EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), acted as sole book-running manager for the offering. The net proceeds of the offering, after deducting expenses of $743,640, were $6,156,360. Meanwhile, other costs incurred in the IPO totaled 576,168, the main nature of which was professional fees. As a result, common stock increased by $173, and additional paid-in capital increased by $5,580,020.

NOTE 15 - Commitments and Contingencies

As of September 30, 2022 and 2021, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of September 30, 2022 and 2021, the Company had no pending legal proceedings. No amounts have been accrued in the financial statements with respect to any such matters.

NOTE 16 - Subsequent Events

The Company has evaluated subsequent events through November 14, 2022   the date the financial statements were available to be issued. Except as noted above, no other matters were identified affecting the accompanying unaudited financial statements or related disclosures.

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

Our Financial Position

For the three months ended September 30, 2022 and 2021, we generated revenues of $17,556,053 and $10,425,111, respectively, and reported net income of $150,205 and $296,106, respectively. For the nine months ended September 30, 2022 and 2021, we generated revenues of $44,710,554 and $31,391,254, respectively, and reported net (loss) income of $(808,090) and $2,268,509, respectively, and cash (used in) provided by operating activities of $(8,369,471) and $1,574,464, respectively.

Results of Operations

The following table shows a comparison of our unaudited income statements for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statement of Operations Data
Total revenues	$17,556,053	$10,425,111	$44,710,554	$31,391,254
Total cost of goods sold	(7,999,769)	(4,915,116)	(20,340,948)	(13,855,109)
Gross profit	9,556,284	5,509,995	24,369,606	17,536,145
Total operating expenses	9,519,572	5,324,767	25,477,905	15,418,066
Income (loss) from operations	36,712	185,228	(1,108,299)	2,118,079
Total other non-operating income (expense)	126,456	86,108	33,630	125,660
Income tax (benefit) provision	(12,963)	24,770	266,579	24,770
Net income (loss)	150,205	296,106	(808,090)	2,268,509
Other comprehensive income (loss)	12,441	(6,750)	8,399	(6,301)
Total comprehensive income (loss)	$162,646	$289,356	$(799,691)	$2,262,208

Revenue

We generated $17,556,053 in revenues in the three months ended September 30, 2022, as compared to $10,425,111 in revenues in the same period in 2021. This represents an increase in revenues of $7,130,792, or 68.4%. We attribute this increase to our continued growth and maturity in our operating model, which was enhanced by a favorable e-commerce environment. Our total orders in the three months ended September 30, 2022 were approximately 745,807, as compared to 461,221 orders in the three months ended September 30, 2021, representing an increase of 61.7%.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2022, totaled $7,999,769, as compared to $4,915,116 for the three months ended September 30, 2021. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods. The increase in cost of goods sold was due to a greater number of items sold as a result of the greater number of orders in the current period.

Operating Expense

Operating expenses for the three months ended September 30, 2022, totaled $9,519,572, a $4,194,805 increase from the $5,324,767 of operating expenses for the three months ended September 30, 2021. This change was caused by an increase in platform fees paid to Amazon, a significant increase in number of employees and increased legal and professional fees. The Amazon fees are proportional to the revenues. The increase in revenues in the three months ended September 30, 2022 over the same period in 2021 drove the increase in platform fees.

Other Income

Other income for the three months ended September 30, 2022, was $126,456, compared to $86,108 for the three months ended September 30, 2021. The increase was mainly due to accrued interest from due to related parties.

Total Comprehensive Income

Total comprehensive income for the three months ended September 30, 2022, was $162,646, as compared with $289,356 for the three months ended September 30, 2021. The decrease in total comprehensive income was driven by an increase in our operating expenses in the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Revenue

We generated $44,710,554 in revenues for the nine months ended September 30, 2022, as compared to $31,391,254 in revenues in the same period in 2021. This represents an increase in revenues of $13,319,300, or 42.43%. We attribute this increase to our continued growth and maturity in our operating model, which was enhanced by a favorable e-commerce environment. Our total orders in the nine months ended September 30, 2022 were approximately 1,817,193, as compared to 1,287,120 orders in the nine months ended September 30, 2021, representing an increase of 41.18%.

Cost of Goods Sold

Cost of goods sold during the nine months ended September 30, 2022, totaled $20,340,948, as compared to $13,855,109 for the nine months ended September 30, 2021. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods. The increase in cost of goods sold was due to a greater number of items sold as a result of the greater number of orders in the current period.

Operating Expense

Operating expenses for the nine months ended September 30, 2022, totaled $25,477,905, a $10,059,839 increase from the $15,418,066 of operating expenses for the nine months ended September 30, 2021. This change was caused by an increase in platform fees paid to Amazon, a significant increase in number of employees and increased legal and professional fees. The Amazon fees are proportional to the revenues. The increase in revenues in the nine months ended September 30, 2022 over the same period in 2021 drove the increase in platform fees.

Other Income

Other income for the nine months ended September 30, 2022, was $33,630, compared to $125,660 for the nine months ended September 30, 2021. The increase was mainly due to accrued interest from due to related parties.

Total Comprehensive (Loss) Income

Total comprehensive (loss) income for the nine months ended September 30, 2022, was $(799,691), as compared to $2,262,208 for the nine months ended September 30, 2021. The decrease in total comprehensive income was driven by an increase in our operating expenses in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $1,704,106 and $4,453,473 as of September 30, 2022 and 2021, respectively.

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

The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
Statement of Cash Flows
Net cash (used in) provided by operating activities	$(14,525,831)	$1,574,464
Net cash used in investing activities	$(268,342)	$-
Net cash provided by (used in) financing activities	$5,888,692	$(2,088,921)
Effect of changes in foreign currency rates	$17,015	$(134)
Net decrease in cash	$(8,888,466)	$(514,591)
Cash - beginning of the period	$10,592,572	$4,968,064
Cash - end of the period	$1,704,106	$4,453,473

Net Cash (Used in) Provided by Operating Activities

For the nine months ended September 30, 2022, cash used in operating activities amounted to $(14,525,831), as compared to $1,574,465 of cash provided by operating activities for the nine months ended September 30, 2021. This was driven by our net (loss) income of $(808,090) for the nine months ended September 30, 2022, as compared to $2,268,509 for the same period in 2021.

Despite the increase in revenue to $44,710,554 for the nine months ended September 30, 2022, as compared to $31,391,254 for the nine months ended September 30, 2021, the revenue increase was offset by a corresponding increase in cost of goods sold of $6,485,839 and an increase in operating expenses of $10,059,839.

We also invested heavily on inventory procurement, and therefore, inventory increased from $7,041,864 as of December 31, 2021 to $21,358,386 as of September 30, 2022.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2022, $268,342 in cash was used in investing activities, compared to $0 in cash used in investing activities for the nine months ended September 30, 2021.

Net Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2022, cash was provided by financing activities amounted to $5,888,692, as compared to cash used in financing activities of $2,088,921 for the nine months ended September 30, 2021. The cash provided by financing activities in the nine months ended September 30, 2022 was mainly due to the proceeds of the Company’s initial public offering of $6,156,360.

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

Bank of America Loan

On June 19, 2019, the Company issued a promissory note (the “BofA Note”) in the amount of $785,000 to Bank of America (the “Lender”) for a loan in the amount of $785,000. The BofA Note matures on June 18, 2024 and bears interest at a rate of 8.11% per annum. The monthly payment is $15,963, consisting of $11,398 of principal and $4,565 of interest. As of September 30, 2022, the aggregate principal amount of the BofA Note outstanding was $0. As of September 30, 2022, there is an outstanding balance of deferred interest of $27,996.

Taishin International Bank.

On August 18, 2022, Flywheel signed a line of credit agreement in the amount of $6,940,063 with Taishin International Bank. The line of credit matures on August 30, 2023. As of September 30, 2022, the outstanding balance under the Taishin International Bank line of credit was $630,915 and bears interest at a rate of 2.6% per annum. Also, Flywheel has accrued interest expense of $1,370 as of September 30, 2022.

PPP Loan

On April 7, 2020, the Company issued a promissory note (the “Note”) in the amount of $27,012 under the Paycheck Protection Program (“PPP”) to JP Morgan Chase Bank, N.A. (the “Lender”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Note was set to mature on April 7, 2022, and bore interest at a rate of 0.98% per annum, payable monthly commencing October 5, 2020, following an initial deferral period as specified under the PPP loan. The Note may be prepaid at any time prior to maturity with no prepayment penalties. The Paycheck Protection Program Flexibility Act (the “Flexibility Act”), signed on June 5, 2020, amended certain provisions of the PPP, including the deferral period and repayment terms. The Flexibility Act extends the deferral period of payments of PPP loan principal, interest, and fees to the date when the U.S. Small Business Administration makes a final decision on the borrower’s application for forgiveness, or 10 months after the last day of the covered period if a borrower has not applied for forgiveness (whichever is earlier). This extension applies regardless of the terms of the PPP and does not require an amendment of the PPP. As such, the Company did not make any payments on the Note during 2020.

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

Affiliated Loans

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of September 30, 2022 and December 31, 2021, the Company had $4,316,211 and $5,214,794 due to related parties, respectively. While stockholder payables are non-interest bearing and payable on demand, the Company and stockholders entered into loan agreements for loans with terms over one year.

On December 30, 2020 and later modified on September 16, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement of $1,041,353 and converted it into a retroactive interest-bearing (2%) loan with a repayment date of December 31, 2021. On January 18, 2022, the Company repaid the loan in full. Together, Mr. Lai and Ms. Yu hold over 95% of the Company’s outstanding shares. Mr. Lai is the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer. Ms. Yu is the Company’s Senior Vice President and a member of the Company’s Board of Directors.

On July 27, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement with a principal amount of $4,170,418. The loan is subordinated. The annual interest rate is 2% and the repayment date is December 31, 2022. The Company has accrued interest of $145,793 as of September 30, 2022.

Leases

In 2022, Flywheel entered into three new office leases in Taiwan. The lease terms are January 1, 2022 to December 31, 2023, June 1, 2022 to May 31, 2024, and August 1, 2022 to July 31, 2024, respectively, and the total contract amounts $534,910, $114,016 and $157,973, respectively  .

	Flywheel	Flywheel	Flywheel
	January 2022	June 2022	August 2022
Initial lease term	to December 2023	to May 2024	to July 2024

Initial recognition of right-of-use assets	$488,262	$105,632	$147,547
Weighted-average remaining lease term at
September 30, 2022	1.3	1.67	1.83
Weighted-average discount rate at
September 30, 2022	8.11%	8.11%	2.50%

As of September 30, 2022, the Company has recognized the right-of-use assets and lease liabilities. The right-of-use assets, current lease and long-term lease liabilities balance as of September 30, 2022 were $518,575, $372,579 and $151,314, respectively.

For the Year Ending
September 30,	Amount

2022	$96,710
2023	386,841
2024	66,396
2025	-
2026 and thereafter	-
Total minimum lease payments	549,947
Less: effect of discounting	(26,054)
Present value of the future minimum lease payment	523,893
Less: current operating lease liabilities	(372,579)
Total long-term operating lease liabilities	$151,314

Sales Taxes

We make an assessment of sales tax payable including any related interest and penalties and accrue these estimates on the financial statements. Pursuant to the Wayfair decision, each state enforced sales tax collection at different dates. We collect and remit sales tax in accordance with the state regulations. We estimate that as of September 30, 2022, we owed $700,838 in sales taxes, along with penalties and interest. However, we are currently engaged in the process of negotiating and remediating the amount of sales tax with the states in which we owe sales tax and anticipate becoming compliant in tax payments in such states by December 31, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon such evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. On February 10, 2022, the Company engaged an experienced consulting firm to provide risk advisory and internal controls consulting services. The consulting firm has provided its initial findings and recommendations, the Company expects to adopt certain changes to the Company’s internal controls.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. On February 10, 2022, the Company engaged an experienced consulting firm to provide risk advisory and internal controls consulting services. Its professional assessment and evaluation are ongoing. The consulting firm has provided its initial findings and recommendations, the Company expects to adopt certain changes to the Company’s internal control over financial reporting.

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

HOUR LOOP, INC.

Dated: November 14, 2022	By:	/s/ Sam Lai
Sam Lai
Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

