Form 10-K
period 2022-12-31
Hour Loop, Inc
filed 2023-03-31
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $2.55 per share of common stock as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $89,358,574.

As of March 31, 2023, there were 35,047,828 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Overview

Our Business

We are an online retailer engaged in e-commerce retailing in the U.S. market. We have operated as a third-party seller on www.amazon.com since 2013. We have also sold merchandise on our website at www.hourloop.com since 2013. We expanded our operations to other marketplaces such as Walmart, eBay and Etsy in the third quarter of 2020, 2022, and 2022, respectively. To date, we have generated practically all of our revenue as a third-party seller on www.amazon.com and only a negligible amount of revenue from our operations on our website at www.hourloop.com and as a third-party seller on other marketplaces. We manage more than 100,000 stock-keeping units (“SKUs”). Product categories include home/garden décor, toys, kitchenware, apparels, and electronics. Our primary strategy is to bring most of our vendors product selections to the customers. We have advanced software that assists us in identifying product gaps so we can keep such products in stock year-round including the entirety of the last quarter (holiday season) of the calendar year (“Q4”). In upcoming years, we plan to expand our business by increasing the number of business managers, vendors and SKUs while improving on profitability.

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

Market Description/Opportunities

According to Marketplace Pulse, total retail sales increased 18% to $6.56 trillion in 2021 from $5.56 trillion in 2020. U.S. ecommerce sales increased 18% to $960.15 billion in 2021 from $811.56 billion in 2020.

Amazon accounted for nearly 40% of all e-commerce in the United States and that makes Amazon the biggest ecommerce giant currently in the market.

Formation

We were originally incorporated under the laws of the State of Washington on January 13, 2015. In 2019, we formed a wholly owned subsidiary, Flywheel Consulting Ltd. (“Flywheel”), to provide business operating consulting services, exclusively to Hour Loop. On April 7, 2021, Hour Loop converted from a Washington corporation to a Delaware corporation. The Company was founded in 2013 by Sam Lai and Maggie Yu. With their vision, leadership, and software development skills, the Company grew rapidly. From 2013 to 2022, net sales grew from $0 to $95,930,091.

Competitive Advantage

Among more than 2 million active third-party sellers on Amazon, we believe we have two main competitive advantages:

●	First, we have strong operations and sales teams experienced in listing, shipment, advertising, reconciliation and sales. By delivering high quality results and enhancing procedures through the process, our teams are competitive.
●	Second, we believe our proprietary software system gives us an advantage over our competition. The system is highly customized to our business model; it collects and processes large amounts of data every day to optimize our operation and sales. Through advanced software, we can identify product gaps and keep them in stock all year round.

With respect to our advertising strategy, we advertise those products that we estimate will have greater demand based on our experience. This lets us allocate our advertising budget in a fashion that delivers positive value. We advertise our products on Amazon. We allocate our advertising dollars prudently. This is accomplished by advertising items that deliver the most return for our advertising spending. We monitor the items being advertised by our competitors. On the operations side, we constantly refine our processes based on learnings from historical data. The combination of managing the business operations effectively along with allocating our advertising budget to high value items allows us to grow profitably. In cases where the advertising is fierce, we allocate the spending appropriately. Our strategy for competing with larger competitors is to monitor their pricing and not compete with them when their pricing is low or at a loss. Competitors sell at low prices or at a loss due to a variety of reasons, including, but not limited to, their desire to liquidate inventory or achieve short term increase in revenue. During these times, we avoid matching their prices. This strategy allows us to stay profitable.

Historical Performance

Our year end net revenues and net income (loss) from 2013 through 2022 is presented in the table below:

Year	Net Revenue	Year-over- Year %	Net Income (loss)	Net Income (loss) %	Year-over -Year %
2013	$26,135	-	$4,682	18%	-
2014	$1,102,237	4117%	$150,300	14%	3110%
2015	$2,567,267	133%	$228,009	9%	52%
2016	$7,337,012	186%	$77,752	1%	NA
2017	$17,487,124	138%	$(122,176)	(1)%	(257)%
2018	$24,402,144	40%	$657,821	3%	NA
2019	$26,564,693	9%	$(423,073)	(2)%	(165)%
2020	$38,655,264	46%	$3,820,698	10%	NA
2021	$62,792,981	62%	$4,783,773	8%	25%
2022	$95,930,091	53%	$(1,477,623)	(2)%	(131)%

In 2022 and 2021, approximately 100% of our revenue was through or with the Amazon sales platform.

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

At a high level, our automated pricing tool helps us stay competitive while our business managers mainly focus on increasing gross margins. Our proprietary repricing tool analyze sales trend, projected sales, inventory age, inventory cost, potential profits, Fulfillment by Amazon (“FBA”) fees, competing offers, and seasonality and determines an urgency level, then depending on the level of urgency, it automatically adjusts prices accordingly.

Business managers, after establishing the bases for prices, begin to develop pricing strategies for each product while taking the current market conditions, company goals (e.g., increasing short-term or long-term profits) and strategies into consideration. Furthermore, business managers consider different marketing segments such as costs and competitions in order to develop effective pricing strategies and policies.

The following subsections provide more insight into various pricing strategies we have developed over the years. Our internal training mainly focuses on competition-based pricing policy and value-based pricing policy.

1.	Competition-Based Pricing Policy: 20% of our products are toys, which are extremely popular and competitive. In this type of environment where volume is high but gross margin is low, our main strategy is to purchase large quantities, so we can increase sales volume and price competitively while maintaining an average return on investment (“ROI”) of at least 15%. We are using the competition-based pricing policy to match competitors’ prices, which means constantly winning Buy Box (as described below). Our pricing system is capable of automatically matching all Buy Box.

2.	Promotional Pricing Policy: To boost lagging sales, we adapted our own promotional pricing policy, which involves offering modest discounts on products with inventory age over 45 days, which proves to be cost-effective at reducing the number of low turn-over SKUs.

3.	Value-Based Pricing Policy: We incorporate a value-based pricing strategy when inventories are constrained, which can happen when customer demand suddenly spikes due to external factors, supply shortage, or seasonal spikes. We set prices to reflect the value perceived by customers, especially on products under gift categories when consumer demands are higher. Contrary to a typical seller, we opt to maintain high gross margin instead of marking down prices and running special deals during the high-demand season during Q4. Therefore, business managers can achieve increases in both sales and high average ROI of 40%.

Buy Box on amazon.com is the top right section on a product page where customers can directly add items to their shopping carts. Since many sellers on amazon.com can sell the same product, they must compete to “win the Buy Box” for a certain product. Winning the Amazon Buy Box simply means that you were chosen for the Buy Box placement. When you win this placement, customers have a button to directly add your product to their carts, giving you an advantage over competing sellers. For a seller to be eligible for the Buy Box, they must meet a set of performance-based requirements, including order defect rate, customer shopping experience, time and experience on the Amazon selling platform, and status as a professional seller.

Overview of Market & Competition

According to Marketplace Pulse, total U.S.US retail sales increased 18% to $6.56 trillion in 2021 from $5.56 trillion in 2020. U.S. ecommerce sales increased 18% to $960.15 billion in 2021 from $811.56 billion in 2020.

In 2021, total U.S. ecommerce sales reached $959.5 billion, an 18.3% year-over-year increase from $811.6 billion in 2020. This is significantly less than the U.S. ecommerce growth rate of 2020, during which total sales increased by 42.4% year-over-year from 2019.

Despite the slowdown, total U.S. ecommerce sales in 2021 still marked the highest on record. This is an impressive increase from a decade ago in 2011 when online sales in the U.S. totaled $199.3 billion. A year later, it breached the $200 billion mark for the very first time. From 2011 to 2021, annual U.S. ecommerce sales multiplied by nearly five times.

Target Market Size

Total Addressable Market

As an e-commerce company retailing in the U.S. market, our total addressable market covers all U.S. residents with Internet access, which segmentally includes repeat customers and new customers to online shopping every year.

Growth of E-commerce vs. Total Retail Sales

According to U.S. Department of Commerce data, e-commerce’s share of total retail sales has steadily been on the rise and peaked at 16.4% in the second quarter of 2020. Total U.S. retail sales increased 18% to $6.56 trillion in 2021 from $5.56 trillion in 2020. Consumers spent $960.15 billion online with U.S. merchants in 2021, which is around 14.63% of total U.S. retail sales for the year compared to 14.60% in 2020.

Amazon accounted for nearly 40% of all e-commerce in the United States and that makes Amazon the biggest ecommerce giant currently in the market.

Growth of Amazon Prime Members

In present, Amazon has approximately 200 million Prime Members in the U.S., and we were seeing continuous year-over-year growth over the past years.

Operational Advantages

According to Marketplace Pulse (dated January 17, 2023), Hour Loop is one of the top 10 third-party sellers on U.S. Amazon.

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

Continuous Process Optimization

In order to improve operating efficiencies, we have effective process optimization adapting to the changing policies of the e-commerce marketplace. We continuously analyze our performance based on data. We conduct pricing, inventory planning and profitability analysis using this data. This analysis provides us with insights on the processes that add the most value. Using these insights, we develop guidelines that help us improve our operations. These guidelines are incorporated into our operations which include (but are not limited to), identifying and ordering at optimal inventory levels, managing merchandise storage costs, optimizing transit times, and pricing at appropriate levels. Our operations staff follows these guidelines which help them perform optimally. By continuously analyzing data, we are able to find insights for improving our business. This drives continuous process optimization and its implementation into our operations. In addition, our proprietary software allows us to continually accelerate process effectiveness based on specific requirements. Over time, our system eliminates unnecessary procedures that could be replaced by an advanced algorithm. For instance, we simplify the FBA shipment process through application programming interface (“API”) integration. Our self-developed system also tracks insightful analysis of our profitability, clearer visualizes the drivers and optimums to better manage operational costs. We monitor operational parameters that drive our business and proactively try to optimize them. These include fine tuning our item selection, managing our inventory levels, estimating demand and pricing to maximize our profitability.

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

Training Programs

Our effective training programs accelerate employees’ professional development and enable the Company to hire new graduates or people without experience. Our training programs are very task-specific and we continually improve the materials in order to fit new industry needs. Other than the training material, we assign mentors to evaluate and monitor trainees’ performance at each stage of the training program.

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

Reduced Labor Costs

We leverage third-party logistic companies to forward or prep our shipments to Amazon, which reduces our logistic operation labor costs. We also work with a labor outsourcing partner located in the Philippines that provides virtual assistants to help us with data entry and repetitive work, which is a very cost-effective way to do a lot of grunt work.

Key Competitors by Market Size/Share

Our key competitor is Amazon Retail. Amazon Retail frequently buys from the same brands we sell and sells them at a loss. Amazon Retail offers can be identified by the “Sold by Amazon” tag on Amazon’s site, and they are formed by two components: (i) Amazon Vendor Central, and (ii) the Sold by Amazon (“SBA”) program. We do not consider other third-party sellers as key competitors, because none of them represents enough market share to influence sales outcome. The addressable market is incredibly vast; thus we believe there are plenty of opportunities for everyone.

Amazon Vendor Central

Amazon Vendor Central allows manufacturers and brand owners to sell directly to Amazon as a first-party seller. This is one of the key competitive factors as Amazon usually buys bulk from the brands and sells at a very low price, which leads to hyper-competitive pricing. On pricing control, Amazon does not always follow the minimum advertised pricing (“MAP”) guidelines from manufacturers, which also puts us at a disadvantage when selling the same products.

Sold by Amazon Program

With the rise of e-commerce platforms, Amazon is looking for opportunities to attract customers away from its retail store rivals. In 2019, Amazon rolled out its new SBA program to help sellers grow their business. This program gives brand owners the control of inventory management and listings with Amazon having the authority to constantly monitor and change the price to make sure customers are getting the best deals. Once the products are enrolled in the SBA program, Amazon will set the minimum gross proceeds (“MGP”) to pay sellers the lowest possible amount on each unit sold. This new program is another threat to our company as Amazon is the one taking control of pricing, and they set the price very low in order to compete with competitors’ low price strategy.

Competitor Strengths and Weaknesses

Strengths of Sold by Amazon

First, ship from and SBA creates competition for potential customers who prefer to buy products from Amazon rather than a third-party seller. Secondly, Amazon monitors and manages pricing which makes the product price range at a highly competitive level. In fact, the chance of Amazon winning buy box is even higher as they have the best deal for customers. Finally, Amazon is not restricted by its policy to third-party sellers. One of the critical policies is the restock limit. Amazon limits certain items’ restock quantities based on recent sales activity, and this affects the in-stock rate of popular items that needs a greater volume.

Weaknesses of Sold by Amazon

As Amazon focuses on sales more than relationships with vendors, they do not follow vendors’ MAP strictly. We believe this has led to the devaluation of brands and will have a negative impact on building a long-term relationship with the vendors. Once the vendor hands over their price control to Amazon, we believe it is unlikely for them to sell at their original target price further, and it influences their offline sales. And in fact, it makes a huge difference in profitability to both Amazon and the vendor when reacts to the competitive pricing changes.

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

Strength of Barriers to Entry

Higher Capital, Low Margin: Selling online is generally low margin, but it requires high capital investment in order to purchase goods and run advertising.

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

Improving Sales of Popular Items and Securing the Inventories Without Paying Higher Storage Fees By Engaging the Services of Third Party Warehouses

As a retailer, our success is heavily influenced by the inventory control of our suppliers (vendors). However, many of our suppliers are having difficulties to maintain their stock level due to various reasons, such as the shortage of shipping containers, lack of labor, or disruption in manufacturing. The situation exacerbates during the pandemic and in peak season. In order to secure the inventories, we start to order large quantities of popular items or buying them out to store in the Amazon fulfillment center. However, the monthly storage fee of the Amazon fulfillment center in peak season (Q4) is 3.5 times higher than normal season, which puts pressure on our profits. To maintain the balance of inventory level and margins, we are currently contracting the warehousing services of third-party warehouses, including, Rahl Distribution, Inc., Rite Prep Shipping, 3Plzen, Carolina Prep & Ship, and Shenzhen Linkhub Co., Ltd to support our overall stock planning process. By doing this, we can improve sales by preventing popular items from going out of stock, since we had secured adequate inventories ahead of time. Furthermore, we can also avoid paying higher Amazon storage fees in Q4.

Growth Objectives

In 2022, we grew the number of vendors to more than 700, the number of business managers to almost 80, and the number of total employees to almost 200. In 2023, however, in light of the fact that many economists and business leaders had a pessimistic outlook, we are not looking for tremendous growth in 2023. Instead, we will aim to generate consistent profits and maintain cash flow as we become much more selective on product purchasing. We also expect product costs to go down and competitions to ease. We anticipate that our headcounts will go down slightly through attrition.

Market and Supplier Development - Establishing a Vendor Acquisition Team

In 2022, in order to continue growing at a rapid pace, we established a vendor acquisition team dedicated to onboarding new vendors to drastically improve our vendor acquisition success rate. This team specialized in the skills required to convince vendors to sell us their goods. Currently, this is being done by individual business managers with varying skill levels. The objective of the vendor acquisition team is to onboard 150 vendors per year and to increase our product range as well as diversifying our product categories. The team onboarded 133 vendors in 2022. Our vendor acquisition strategy for 2023 is to focus on experienced vendors with more product selections, and the goal is to improve gross margin. For categories with high return rates such as apparel, the minimum margin requirement would be even higher.

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

Bank of America Loan

On June 18, 2019, the Company issued a Promissory Note (the “BofA Note”) in the amount of $785,000 to Bank of America (the “Lender”) for a loan in the amount of $785,000. The BofA Note bears interest at a rate of 8.11% per annum. The monthly payment is $15,963, consisting of $11,398 of principal and $4,565 of interest. The principle amount of $785,000 was paid in full on December 15,2020, while the accrued interest of $27,996 was still outstanding as of December 31, 2022.

Taishin International Bank

On August 18, 2022, Flywheel, signed a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). The line of credit did not change, what changed is the amount we can further borrow and it matures on August 30, 2023. As of December 31, 2022, the outstanding balance under the Taishin line of credit was $652,316, and bears interest at a rate of 2.6% per annum. Also, Flywheel has accrued interest expense of $1,440 as of December 31, 2022.

PPP Loan

On April 7, 2020, the Company issued a promissory note (the “PPP Note”) in the amount of $27,012 under the Paycheck Protection Program (“PPP”) to JP Morgan Chase Bank, N.A. (the “Lender”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The PPP Note was set to mature on April 7, 2022, and bore interest at a rate of 0.98% per annum, payable monthly commencing October 5, 2020, following an initial deferral period as specified under the PPP loan. The PPP Note could be prepaid at any time prior to maturity with no prepayment penalties. The Paycheck Protection Program Flexibility Act (the “Flexibility Act”), signed on June 5, 2020, amended certain provisions of the PPP, including the deferral period and repayment terms. The Flexibility Act extends the deferral period of payments of PPP loan principal, interest, and fees to the date when the U.S. Small Business Administration makes a final decision on the borrower’s application for forgiveness, or 10 months after the last day of the covered period if a borrower has not applied for forgiveness (whichever is earlier). This extension applies regardless of the terms of the PPP and does not require an amendment of the PPP. As such, the Company did not make any payments on the PPP Note during 2020.

Under the terms of the PPP loan, up to the entire amount of principal and accrued interest may be forgiven to the extent PPP loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP loan. On May 6, 2021, the entire amount of principal and accrued interest on the PPP Note was forgiven.

Conversion of S Corporation to C Corporation

On June 30, 2021, the Company completed a corporate reorganization to convert its status from a S corporation to a C corporation with an effective date of July 27, 2021. Retained earnings in the amount of $4,170,418 were distributed by the Company to the S corporation stockholders ($2,085,209 to each of Mr. Lai and Ms. Yu) on July 27, 2021.

Affiliated Loans

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of December 31, 2022, the Company had $4,329,460 due to related parties. While stockholder payables are non-interest bearing and payable on demand, the Company and stockholders entered into loan agreements for loans with terms over one year.

December 2020 Loan

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

July 2021 Loan

On July 27, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement with a principal amount of $4,170,418. The loan is subordinated. The annual interest rate is 2% and the repayment date is December 31, 2022. The Company had accrued interest of $120,003 as of December 31, 2022. On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan, with the new maturity date of December 31, 2024. As amended, the annual interest rate on the loan is 5.5%.

Stock Splits

On September 22, 2021, our board of directors and stockholders approved a forward stock split in a ratio of 4.44-for-1 (“Forward Stock Split”) and on September 27, 2021, we filed a certificate of amendment to our Certificate of Incorporation implementing the Forward Stock Split, effective September 27, 2021. Therefore, on September 27, 2021, following the Forward Stock Split, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, each held 22,200,000 shares of common stock (for an aggregate of 44,400,000 shares of common stock).

On November 29, 2021, our board of directors and stockholders approved a reverse stock split in a ratio of 0.75-for-1 (“Reverse Stock Split”) and on December 1, 2021, we filed a certificate of amendment to our Certificate of Incorporation implementing the Reverse Stock Split, effective December 3, 2021. Therefore, on December 3, 2021, following the Reverse Stock Split, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, each held 16,650,000 shares of common stock (for an aggregate of 33,300,000 shares of common stock).

Except as otherwise indicated, all references to our common stock, share data, per share data and related information has been adjusted for the Forward Stock Split and the Reverse Stock Split as if they had occurred at the beginning of the earliest period presented. The Forward Stock Split divided each share of our outstanding common stock into 4.44 shares of common stock, and the Reverse Stock Split divided each share of our outstanding common stock into 0.75 shares of common stock, without any change in the par value per share, and the Forward Stock Split and the Reverse Stock Split correspondingly adjusted, among other things, the exercise rate of our warrants into our common stock. No fractional shares were issued in connection with the Forward Stock Split and the Reverse Stock Split, and any fractional shares resulting from the Forward Stock Split and Reverse Stock Split were rounded up to the nearest whole share.

Approval of the Hour Loop, Inc. 2021 Equity Incentive Plan

On June 27, 2021, our Board of Directors and stockholders holding a majority of our outstanding shares of common stock approved the Hour Loop, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 4,995,000 shares of common stock were originally authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Pursuant to the terms if the 2021 Plan and subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of March 31, 2023, there were 5,994,000 shares of common stock were authorized for issuance under the 2021 Plan, and 5,944,000 shares available for issuance under the 2021 Plan.

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

Employees

As part of our expansion plan, we aggressively grew headcounts in the 1st half of 2022. Our total headcounts peaked at 201 employees (including Hour Loop and Flywheel) in April 2022. Since July, as we’ve reached scale, we have become more selective in new hires. As of December 2022, our headcount is 186 and all of them are full-time. In addition to hiring more business managers who contributed to revenue generation, we were also expanding our software engineering team, aiming for upgrading our internal system to strengthen our competitive advantages. In terms of training and development, we provide one month orientation for all business and operation new hires. We also provide frequent training sessions ranging from skills training, leadership development, and performance management. We plan to keep headcount stable, or somewhat decrease in view of turnover, in 2023.

Executive Officers

Set forth below is certain information regarding our executive officers.

Name	Age	Position
Sam Lai	41	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer
Sau Kuen (Maggie) Yu	46	Senior Vice President and Director

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

Mr. Lai and Ms. Yu are married.

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

Properties

Our corporate headquarters are located at 8201 164th Ave. NE, #200, Redmond, WA 98052-7615, where we rent a virtual office from an unaffiliated third party under a virtual office/meeting room agreement. This agreement provides for daily telephone answering, messaging and fax services, and paid access to conference rooms on an as-needed basis. The virtual office arrangement expires on August 31, 2023. Terms of the virtual office arrangement provide for a rent payment of $35.695 per month.

We also lease a warehouse located at Floor 35, No. 1123-1139, Fangshan Beier Road, Xiangbei Industry District, Xiamen, China, where we lease approximately 1680 square meter from an unaffiliated third party. This lease expires in January, 2022. Terms of this lease provide for a base rent payment of RMB21,840 (approximately US$3,116) per month. In January, 2022, we partnered with FBABEEE located at 1st Floor, Building B, No. 2, Hongye North 17 Road, Tangxia Town, Dongguan City,Guangdong, China, who handle our storage and warehousing from an unaffiliated third party. This service expires in January, 2023. The terms of this service provide for a base payment that is charged based on our usage. Flywheel, our wholly owned subsidiary, had three new office leases in Taiwan in 2022. The respective lease terms are January 1, 2022 to December 31, 2023, June 1, 2022 to May 31, 2024, and August 1, 2022 to July 31, 2024, and the total contract amounts are $534,910, $114,016 and $157,973, respectively. We believe that these facilities are adequate for our current and near-term future needs.

ITEM 1A. RISK FACTORS

An investment in our securities carries a significant degree of risk. You should carefully consider the following risks, as well as the other information contained in this annual report on Form 10-K, including our historical financial statements and related notes included elsewhere in this annual report on Form 10-K, before you decide to purchase our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our common shares. Refer to “Cautionary Statement Regarding Forward-Looking Statements.”

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

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We face intense competition;

●	Our business depends on our ability to build and maintain strong product listings on e-commerce platforms. We may not be able to maintain and enhance our product listings if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects;

●	We experience significant fluctuations in our operating results and growth rate;

●	We face risks related to successfully optimizing and operating our fulfillment and customer service operations;

●	The variability in our retail business places increased strain on our operations;

●	Continued increases in Amazon Marketplace fulfillment and storage fees could have an adverse impact on our profit margin and results of operations;

●	A change in one or more of the Company’s vendors’ policies or the Company’s relationship with those vendors could adversely affect the Company’s results of operations;

●	Our revenue is dependent upon maintaining our relationship with Amazon and failure to do so, or any restrictions on our ability to offer products on the Amazon Marketplace, could have an adverse impact on our business, financial condition and results of operations;

●	Loss of key personnel or the inability to attract, train and retain qualified employees could adversely affect the Company’s results of operations;

●	We may face difficulties in meeting our labor needs to effectively operate our business;

●	Our business could be adversely affected by increased labor costs, including costs related to an increase in minimum wage and health care;

●	Breach of data security could harm our business and standing with our customers;

●	Our hardware and software systems are vulnerable to damage, theft or intrusion that could harm our business;

●	Our inability or failure to protect our intellectual property rights, or any claimed infringement by us of third-party intellectual rights, could have a negative impact on our operating results;

●	The Company’s business is influenced by general economic conditions;

●	Disruption of global capital and credit markets may have a material adverse effect on the Company’s liquidity and capital resources;

●	The Company is dependent upon access to capital for its liquidity needs;

●	We may complete a future significant strategic transaction that may not achieve intended results or could increase the number of our outstanding shares or amount of outstanding debt or result in a change of control;

●	Historically, we have experienced declines, and we may continue to experience fluctuation in our level of sales and results from operations;

●	The ability of the Company to satisfy its liabilities and to continue as a going concern will continue to be dependent on the implementation of several items, the success of which is not certain;

●	Parties with whom the Company does business may be subject to insolvency risks or may otherwise become unable or unwilling to perform their obligations to the Company;

●	Failure to comply with legal and regulatory requirements could adversely affect the Company’s results of operations;

●	Litigation may adversely affect our business, financial condition and results of operations;

●	The effects of natural disasters, terrorism, acts of war, and public health issues may adversely affect our business;

●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business;

●	The loss of key senior management personnel or the failure to hire and retain highly skilled and other key personnel could negatively affect our business;

●	The ability of Sam Lai, our Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer, and Maggie Yu, our Senior Vice President, who are husband and wife, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs;

●	Government regulation is evolving and unfavorable changes could harm our business;

●	We are subject to product liability claims when people or property are harmed by the products we sell;

●	We could face prior period sales tax and corporate tax liabilities, penalties and collection obligations;

●	There can be no assurance that we will be able to comply with continued listing standards of The Nasdaq Capital Market (“Nasdaq”);

●	High state income tax rates could impact our financials negatively;

●	The market price of our common stock may be volatile, and you could lose all or part of your investment; and

●	Our current accounting and inventory tracking systems could impair our ability to file accurate and timely financial statements.

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

The Company utilizes Amazon’s FBA platform to store their products at the Amazon fulfillment center and to pack and distribute these products to customers. If Amazon continues to increase its FBA fees, our profit margin could be adversely affected.

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

Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply. No individual vendor exceeded 15% of purchases in the year ended December 31, 2022.

Our revenue is dependent upon maintaining our relationship with Amazon and failure to do so, or any restrictions on our ability to offer products on the Amazon Marketplace, could have an adverse impact on our business, financial condition and results of operations.

To date, we have generated practically all of our revenue as a third-party seller on Amazon Marketplace. In 2022 and 2021, 100% and 100%, respectively, of our net revenue was through or with the Amazon sales platform. Therefore, we depend entirely on our relationship with Amazon for growth. In particular, we depend on our ability to offer products on the Amazon Marketplace. We also depend on Amazon for the timely delivery of products to customers. Any adverse change in our relationship with Amazon, including restrictions on the ability to offer products or termination of the relationship, could adversely affect our continued growth and financial condition and results of operations.

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

The certificate of incorporation and bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Section 21 of our certificate of incorporation and Section 7.4 of our bylaws provides that “[u]nless the corporation consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state or federal court located in the county in which the principal office of the corporation in the State of Delaware is established, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Notwithstanding the foregoing, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Exchange of 1934, as amended (the “Exchange Act”), the Securities Act of 1933, as amended (the “Securities Act”), or any claim for which the federal courts have exclusive or concurrent jurisdiction.” Therefore, the exclusive forum provision in our certificate of incorporation and our bylaws will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us or our directors, officers or other employees. In addition, stockholders who do bring a claim in the state or federal court in the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The state or federal court of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. However, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation have been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in our certificate of incorporation and our bylaws to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

By purchasing our common stock, you are bound by the fee-shifting provision contained in our bylaws, which may discourage you to pursue actions against us and could discourage stockholder lawsuits that might otherwise benefit the Company and its stockholders.

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

There is no set level of recovery required to be met by a plaintiff to avoid payment under this provision. Instead, whoever is the prevailing party is entitled to recover the reasonable attorneys’ fees, costs and expenses incurred in connection with the prosecution or defense of such action. Any party who brings an action, and the party against whom such action is brought under Section 7.4 of our bylaws, which could include, but is not limited to former and current stockholders, Company directors, officers, affiliates, legal counsel, expert witnesses and other parties, are subject to this provision. Additionally, any party who brings an action, and the party against whom such action is brought under Section 7.4 of our bylaws, which could include, but is not limited to former and current stockholders, Company directors, officers, affiliates, legal counsel, expert witnesses and other parties, would be able to recover fees under this provision.

In the event you initiate or assert a claim against us, in accordance with the dispute resolution provisions contained in our Bylaws, and you do not, in a judgment prevail, you will be obligated to reimburse us for all reasonable costs and expenses incurred in connection with such claim, including, but not limited to, reasonable attorney’s fees and expenses and costs of appeal, if any. Additionally, this provision in Section 7.4 of our bylaws could discourage stockholder lawsuits that might otherwise benefit the Company and its stockholders.

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

As of March 31, 2023, Mr. Sam Lai, our Chairman of the Board, Chief Executive Officer, and Interim Chief Financial Officer, and Maggie Yu, our Senior Vice President, who are husband and wife, beneficially owned an aggregate of 33,311,576 shares of our common stock, which represents approximately 95% of the voting power of our outstanding common stock. Because of this voting control through the shares of the common stock they beneficially own, they are able to significantly influence membership of our Board of Directors, as well as all other matters requiring stockholder approval. The interests of our Chief Executive Officer and Senior Vice President may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders will have no way of overriding decisions made by our Chief Executive Officer and our Senior Vice President.

As a controlled company, we are not subject to all of Nasdaq’s corporate governance rules.

The “controlled company” exception to the Nasdaq rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of the Nasdaq corporate governance rules. As of March 31, 2023, Mr. Sam Lai, our Chairman of the Board, Chief Executive Officer, and Interim Chief Financial Officer, and Maggie Yu, our Senior Vice President, who are husband and wife, beneficially owned an aggregate of 33,311,576 shares of our common stock, which represents approximately 95% of the voting power of our outstanding common stock. We are a “controlled company” within the meaning of Nasdaq’s corporate governance rules. Controlled companies are exempt from Nasdaq’s corporate governance rules requiring that listed companies have (i) a majority of the board of directors consist of “independent” directors under the Nasdaq listing standards, (ii) a nominating/corporate governance committee composed entirely of independent directors and a written nominating/corporate governance committee charter meeting Nasdaq’s requirements, and (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the Nasdaq requirements. We currently utilize and presently intend to continue to utilize these exemptions. As a result, we may not have a majority of independent directors, our nomination and corporate governance committee and compensation committee may not consist entirely of independent directors and such committees may not be subject to annual performance evaluations. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. See “Management—Board Committees and Director Independence—Controlled Company and Director Independence”.

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

We could face prior period sales tax and corporate tax liabilities, penalties and collection obligations

We make an assessment of sales tax payable including any related interest and penalties and accrues these estimates on the financial statements. Pursuant to the Wayfair decision, each state enforced sales tax collection at different dates. We collect and remit sales tax in accordance with the state regulations. We estimate that as of December 31, 2022, we owe $288,466 in sales taxes along with penalties and interest. The Company has made significant progress filing historical sales tax returns and target to complete filings for all jurisdictions in 2023.

We are subject to a variety of taxes and tax collection obligations in the U.S. (federal and state). We may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third party obligations. Our results of operations and cash flows could be adversely effected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information about our customers, suppliers, and other third parties for tax reporting purposes to various government agencies. In some cases, we also may not have sufficient notice to enable us to build systems and adopt processes to properly comply with new reporting or collection obligations by the effective date.

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

The Company currently values inventory by using estimates of the number of units and cost per unit. Our ability to accurately estimate unit costs in a timely manner is dependent on our inventory tracking systems. The Company plans on operationalizing an inventory tracking system in the next nine months. The Company plans to start conducting the period end review and accounting month end close using the accounting system over the next nine months.

Related to Ownership of Our Common Stock and Lack of Liquidity

There can be no assurance that we will be able to comply with Nasdaq’s continued listing standards.

There is no guarantee that we will be able to maintain our Nasdaq listing for any period of time by perpetually satisfying Nasdaq’s continued listing requirements. Our failure to continue to meet these requirements may result in our common stock being delisted from Nasdaq.

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

Our common stock may be subject to “penny stock” rules (generally defined as non-exchange traded stock with a per-share price below $5.00) in the future. While our common stock is not currently considered “penny stock” since it is listed on the Nasdaq, if we are unable to maintain that listing and our common stock is no longer listed on the Nasdaq, unless we maintain a per-share price above $5.00, our common stock will become “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

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

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 8201 164th Ave. NE, #200, Redmond, WA 98052-7615, where we rent a virtual office from an unaffiliated third party under a virtual office/meeting room agreement. This agreement provides for daily telephone answering, messaging and fax services, and paid access to conference rooms on an as-needed basis. The virtual office arrangement expires on August 31, 2023. Terms of the virtual office arrangement provide for a rent payment of $35.695 per month. We also lease a warehouse located at Floor 35, No. 1123-1139, Fangshan Beier Road, Xiangbei Industry District, Xiamen, China, where we lease approximately 1680 square meter from an unaffiliated third party. This lease expires in January, 2022. Terms of this lease provide for a base rent payment of RMB21,840 (approximately US$3,116) per month. In January, 2022, we partnered with FBABEEE located at 1st Floor, Building B, No. 2, Hongye North 17 Road, Tangxia Town, Dongguan City,Guangdong, China, who handle our storage and warehousing from an unaffiliated third party. This service expires in January, 2023. The terms of this service provide for a base payment that is charged based on our usage. Flywheel, our wholly owned subsidiary, had three new office leases in Taiwan in 2022. The respective lease terms are January 1, 2022 to December 31, 2023, June 1, 2022 to May 31, 2024, and August 1, 2022 to July 31, 2024, and the total contract amounts are $534,910, $114,016 and $157,973, respectively. We believe that these facilities are adequate for our current and near-term future needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed The Nasdaq Capital Market and its stock symbol is “HOUR.” The closing price of our common stock on Nasdaq on March 30, 2023 was $2.004.

Holders

As of March 31, 2023, there were 35,047,828 shares of common stock issued and outstanding, and we had approximately 6 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid any cash dividends on our common stock and do not currently anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

On June 27, 2021, our Board of Directors and stockholders holding a majority of our outstanding shares of common stock approved the 2021 Plan. Under the 2021 Plan, a total of 4,995,000 shares of common stock were originally authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Pursuant to the terms of the 2021 Plan and subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of March 31, 2023, there were 5,994,000 shares authorized for issuance under the 2021 Plan, and 5,994,000 shares available for issuance under the 2021 Plan.

Recent Sales of Unregistered Securities

In connection with our conversion from a Washington corporation to a Delaware corporation on April 7, 2021, we issued 5,000,000 (pre-stock splits) shares of common stock to each of Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President (for an aggregate of 10,000,000 (pre-stock splits) shares of common stock).

On September 22, 2021, our board of directors and stockholders approved a forward stock split in a ratio of 4.44-for-1 (“Forward Stock Split”) and on September 27, 2021, we filed a certificate of amendment to our Certificate of Incorporation implementing the Forward Stock Split in a ratio of 4.44-for-1, effective September 27, 2021. Therefore, on September 27, 2021, following the Forward Stock Split, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, each held 22,200,000 shares of common stock (for an aggregate of 44,400,000 shares of common stock).

On November 29, 2021, our board of directors and stockholders approved a reverse stock split in a ratio of 0.75-for-1 (“Reverse Stock Split”) and on December 1, 2021, we filed a certificate of amendment to our Certificate of Incorporation implementing the Reverse Stock Split in a ratio of 0.75-for-1, effective December 3, 2021. Therefore, on December 3, 2021, following the Reverse Stock Split, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, each held 16,650,000 shares of common stock (for an aggregate of 33,300,000 shares of common stock).

On February 1, 2022, the Company issued and vested 1,772 shares of Company common stock to each of Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, with a fair market value of $4.00 per share as compensation for the past services to the Company pursuant to the terms of their Executive Employment Agreements with the Company.

On February 1, 2022, the Company issued and vested 1,750, 1,750, and 709 shares of Company common stock to Michael Lenner, Douglas Branch, and Alan Gao, respectively, with a fair market value of $4.00 per share as compensation for the past services as directors to the Company pursuant to the terms of their Director Agreements with the Company.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this annual report on Form 10-K, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this annual report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this annual report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Unless the context otherwise requires, “Hour Loop,” “we,” “us,” “our,” or the “Company” refers to Hour Loop, Inc. and its consolidated subsidiaries.

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

Market Description/Opportunities

Total retail sales increased 18% to $6.56 trillion in 2021 from $5.56 trillion in 2020. Consumers spent $960.15 billion online with U.S. merchants in 2021, which is around 14.63% of total retail sales for the year compared to 14.60% in 2020. Amazon accounted for nearly 40% of all e-commerce in the United States and that makes Amazon the biggest ecommerce giant currently in the market.

Formation

We were originally incorporated under the laws of the State of Washington on January 13, 2015. In 2019, we formed a wholly owned subsidiary, Flywheel Consulting Ltd. (“Flywheel”), to provide business operating consulting services, exclusively to Hour Loop. On April 7, 2021, Hour Loop converted from a Washington corporation to a Delaware corporation. The Company was founded in 2013 by Sam Lai and Maggie Yu. With their vision, leadership, and software development skills, the Company grew rapidly. From 2013 to 2022, sales grew from $0 to $95,930,091.

Competitive advantage

Among more than 2 million active third-party sellers on Amazon, we believe we have two main competitive advantages:

●	First, we have strong operations and sales teams experienced in listing, shipment, advertising, reconciliation and sales. By delivering high quality results and enhancing procedures through the process, our teams are competitive.
●	Second, we believe our proprietary software system gives us an advantage over our competition. The system is highly customized to our business model; it collects and processes large amounts of data every day to optimize our operation and sales. Through advanced software, we can identify product gaps and keep them in stock all year round.

With respect to our advertising strategy, we advertise those products that we estimate will have greater demand based on our experience. This lets us allocate our advertising budget in a fashion that delivers positive value. We advertise our products on Amazon. We allocate our advertising dollars prudently. This is accomplished by advertising items that deliver the most return for our advertising spending. We monitor the items being advertised by our competitors. On the operations side, we constantly refine our processes based on learnings from historical data. The combination of managing the business operations effectively along with allocating our advertising budget to high value items allows us to grow profitably. In cases where the advertising is fierce, we allocate the spending appropriately. Our strategy for competing with larger competitors is to monitor their pricing and not compete with them when their pricing is low or at a loss. Competitors sell at low prices or at a loss due to a variety of reasons, including, but not limited to, their desire to liquidate inventory or achieve short term increase in revenue. During these times, we avoid matching their prices. This strategy allows us to stay profitable.

Our Financial Position

For the fiscal years ended December 31, 2022 and 2021, we generated net revenues of $95,930,091 and $62,792,981, respectively, and reported net (loss) income of $(1,477,623) and $4,783,773, respectively, and cash flow (used in) provided by operating activities of $(11,603,176) and $7,791,069, respectively. As noted in our consolidated financial statements, as of December 31, 2022, we had retained earnings of $1,177,072.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table shows a comparison of our 2022 and 2021 income statements.

	Year Ended
	December 31, 2022	December 31, 2021

Statement of Operations Data
Total revenues	$95,930,091	$62,792,981
Total cost of goods sold	(46,942,770)	(27,984,335)
Gross profit	48,987,321	34,808,646
Total operating expenses	50,906,679	29,334,497
(Loss) Income from operations	(1,919,358)	5,474,149
Total other non-operating income	(20,428)	18,829
Income tax provisions	462,163	(709,205)
Net (Loss) income	(1,477,623)	4,783,773
Other comprehensive loss	(15,171)	(4,690)
Total comprehensive (Loss) income	$(1,492,794)	$4,779,083

Revenue

We generated $95,930,091 in 2022 as compared to $$62,792,981 in revenue in 2021. The growth in revenue was $33,137,110 or 52.77%. We attribute this growth to our continued growth and maturity in our operating model, which was enhanced by a favorable e-commerce environment. Our total orders in 2022 were approximately 3,879,711, as compared to 2,210,629 orders in 2021. This represented an increase of 75.50%.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2022 totaled $46,942,770, as compared to $27,984,335 for the year ended December 31, 2021. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods. The increase in cost of goods sold was due to a greater number of items sold as a result of greater number of orders in 2022.

Operating Expense

Operating expenses for the year ended December 31, 2022 totaled $50,906,679, a $21,572,182 increase from the $29,334,497 of operating expenses for the year ended December 31, 2021. This change was caused by an increase in platform fees paid to Amazon, higher employee compensation and IPO related costs. The Amazon fees are proportional to the revenue. The increase in revenue in 2022 over 2021 drove this increase in platform fees.

Other (expense) Income

Other (expense) income for the year ended December 31, 2022 was $(20,428), as compared to $18,829 for the year ended December 31, 2021. Other expense for 2022 related mainly to Interest expense to related parties, while other income for 2021 related mainly due to a local government grant received by Flywheel in 2021.

Total Comprehensive (Loss) Income

Total comprehensive (Loss) income for the year ended December 31, 2022 was $(1,492,794), as compared to $4,779,083 for the year ended December 31, 2021, representing a decrease in total comprehensive income of $6,271,877. The decrease was driven by an increase in our Cost of goods sold and Operating Expenses for the year ended December 31, 2022.

Impacts to Results of Operations from COVID-19

The Company’s services, operating results and financial performance could be adversely affected by the overall impacts of the pandemic. Management has determined that there is no material uncertainty that casts substantial doubt on the Company’s ability to continue as a going concern. It is expected that COVID-19 might have some impact, though it is not anticipated to be significant.

Liquidity and Capital Resources

Cash Flows for the Years Ended December 31, 2022 and 2021

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $4,562,589 and $10,592,572 as of December 31, 2022 and 2021, respectively.

Our primary uses of cash have been for inventory, payments to Amazon related to sales and shipping of products, for services provided, payments for marketing and advertising and salaries paid to our employees. We have received funds from the sales of products that we sell online. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance the rapid growth in our current business,

●	An increase in fees paid to Amazon and other partners as our sales grows

●	The cost of being a public company;

●	Marketing and advertising expenses for attracting new customers; and

●	Capital requirements for the development of additional infrastructure

Since inception, we have generated liquidity from the profitability of our ongoing business and from debt to fund our operations.

The following table shows a summary of our cash flows for the years ended December 31, 2022 and 2021.

	Year Ended
	December 31, 2022	December 31, 2021

Statement of Cash Flows
Net cash (used in) provided by operating activities	$(11,603,176)	$7,764,057
Net cash (used in) investing activities	$(339,518)	$(16,115)
Net cash provided by (used in) financing activities	$5,923,342	$(2,126,177)
Effect of changes in foreign currency rates	$(10,631)	$2,743
Net (decrease) increase in cash	$(6,029,983)	$5,624,508
Cash - beginning of the period	$10,592,572	$4,968,064
Cash - end of the period	$4,562,589	$10,592,572

Net Cash (used in) provided by from Operating Activities

For the fiscal year ended December 31, 2022, cash (used in) provided by operating activities amounted to $(11,603,176), as compared to $7,764,057 for the year ended December 31, 2021. This was driven by our net (loss) income of $(1,477,623), as compared to $4,783,773 in 2021. The decrease in net income was driven by an increase in revenue from $95,930,091 in 2022, as compared to $62,792,981 in 2021. This increase in revenue was offset by a corresponding increase in cost of goods sold and an increase in operating expenses of $21,572,182.

Net Cash Used in Investing Activities

For the fiscal year ended December 31, 2022, $339,518 in cash was used in investing activities, as compared to $16,115 cash used in investing activities for the fiscal year ended December 31, 2021.

Net Cash Provided by (Used in) Financing Activities

For the fiscal year ended December 31, 2022, cash provided by financing activities amounted to $5,923,342, as compared to cash used in financing activities of $2,126,177 for 177 the fiscal year ended December 31, 2021. The cash provided by financing activities in 2022 related to the proceeds of the Company’s initial public offering of $6,156,360. The cash used in financing activities in 2021 was mainly due to a distribution to stockholders of $6,302,418, offset by $4,170,418 in long-term debt obtained from related parties.

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

Bank of America Loan

On June 18, 2019, the Company issued a Promissory Note (the “BofA Note”) in the amount of $785,000 to Bank of America (the “Lender”) for a loan in the amount of $785,000. The BofA Note matures on June 18, 2024 and bears interest at a rate of 8.11% per annum. The monthly payment is $15,963, consisting of $11,398 of principal and $4,565 of interest. As of December 31, 2022, the aggregate principal amount of the BofA Note outstanding was $-. As of December 31, 2022, there was an outstanding balance of deferred interest of $27,996.

Taishin International Bank

On August 18, 2022, Flywheel, signed a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). The line of credit matures on August 30, 2023. As of December 31, 2022, the outstanding balance under the Taishin line of credit was $652,316, and bears interest at a rate of 2.6% per annum. Also, Flywheel has accrued interest expense of $1,440 as of December 31, 2022.

PPP Loan

On April 7, 2020, the Company issued a promissory note (the “PPP Note”) in the amount of $27,012 under the Paycheck Protection Program (“PPP”) to JP Morgan Chase Bank, N.A. (the “Lender”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The PPP Note was set to mature on April 7, 2022, and bore interest at a rate of 0.98% per annum, payable monthly commencing October 5, 2020, following an initial deferral period as specified under the PPP loan. The PPP Note could be prepaid at any time prior to maturity with no prepayment penalties. The Paycheck Protection Program Flexibility Act (the “Flexibility Act”), signed on June 5, 2020, amended certain provisions of the PPP, including the deferral period and repayment terms. The Flexibility Act extends the deferral period of payments of PPP loan principal, interest, and fees to the date when the U.S. Small Business Administration makes a final decision on the borrower’s application for forgiveness, or 10 months after the last day of the covered period if a borrower has not applied for forgiveness (whichever is earlier). This extension applies regardless of the terms of the PPP and does not require an amendment of the PPP. As such, the Company did not make any payments on the PPP Note during 2020.

Under the terms of the PPP loan, up to the entire amount of principal and accrued interest may be forgiven to the extent PPP loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP loan. On May 6, 2021, the entire amount of principal and accrued interest on the PPP Note was forgiven.

Conversion of S Corporation to C Corporation

On June 30, 2021, the Company completed a corporate reorganization to convert its status from a S corporation to a C corporation with an effective date of July 27, 2021. Retained earnings in the amount of $4,170,418 were distributed by the Company to the S corporation stockholders ($2,085,209 to each of Mr. Lai and Ms. Yu) on July 27, 2021.

Affiliated Loans

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of December 31, 2022, the Company had $4,329,460 due to related parties. While stockholder payables are non-interest bearing and payable on demand, the Company and stockholders entered into loan agreements for loans with terms over one year.

December 2020 Loan

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

July 2021 Loan

On July 27, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement with a principal amount of $4,170,418. The loan is subordinated. The annual interest rate is 2% and the repayment date is December 31, 2022. The Company had accrued interest of $120,003 as of December 31, 2022. On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan, with the new maturity date of December 31, 2024. As amended, the annual interest rate of the loan is 5.5%.

Leases

The Company has three operating leases (Flywheel has three offices lease in Taiwan). The respective lease terms are January 1, 2022 to December 31, 2023, June 1, 2022 to May 31, 2024, and August 1, 2022 to July 31, 2024, respectively.

For the Year Ending December 31,	Amount

2023	$399,962
2024	68,648
2025	-
2026 and thereafter	-
Total minimum lease payments	468,610
Less: effect of discounting	(18,449)
Present value of the future minimum lease payment	450,161
Less: operating lease liabilities-current	(385,216)
Total operating lease liabilities-non-current	$64,945

Sales Taxes

We make an assessment of sales tax payable, including any related interest and penalties, and accrue these estimates on the financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. We collect and remit sales tax in accordance with state regulations. We estimate that as of December 31, 2022, we owed $288,466 in sales taxes, along with penalties and interest. The Company has made significant progress filing historical sales tax returns and target to complete filings for all jurisdictions in 2023.

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

Sales Taxes

The Company makes an assessment of sales tax payable including any related interest and penalties. The Company’s accounting policy is to exclude the tax collected and remitted from revenues and cost of revenues. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with state regulations. In the past, where the Company has not collected these taxes, the Company has made estimates of amounts owed and accrued these on the financial statements. The Company has made significant progress of filing historical sales tax returns and target to complete filings for all jurisdictions in 2023.

Income Taxes

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

The Company also complied with state tax code, including California franchise tax. Management has evaluated its tax positions and has concluded that the Company had taken no uncertain tax.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-19 comprising a portion of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2022, our Company’s internal control over financial reporting was adequate in material aspects.

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

Name	Age	Position
Sam Lai	41	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer
Sau Kuen (Maggie) Yu	46	Senior Vice President and Director
Douglas Branch	72	Independent Director
Michael Lenner	45	Independent Director
Minghui (Alan) Gao	50	Independent Director
Hilary (Hui-Chong) Bui	38	Independent Director

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

Hilary (Hui-Chong) Bui. Ms. Bui has been an independent member of our Board of Directors since February 20, 2023. Since November 2022, Ms. Bui has served as the Senior Finance Manager–North America and US Retail FP&A of Starbucks Corporation. She joined Starbucks Corporation in 2015 and has served various positions including Finance Manager and Business Analysis Manager of different divisions before being promoted to the current position. From 2011 to 2015, Ms. Bui served as Senior Finance Analyst and Finance Analyst in different divisions of General Mills, Inc. From 2007 to 2011, Ms. Bui served as Senior Assurance Associate of PricewaterhouseCoopers, LLP. Ms. Bui graduated with a bachelor’s degree of Accounting from the University of Minnesota in 2007. Ms. Bui does not hold, and has not previously held, any directorships in any reporting companies.

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

Controlled Company and Director Independence

The “controlled company” exception to the Nasdaq rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of the Nasdaq corporate governance rules. As stated above, Sam Lai, the Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer of the Company, and Maggie Yu, Senior Vice President of the Company and a member of the Board, who are husband and wife, together beneficially own 33,311,576 shares of the Company’s common stock, representing approximately 95% of the voting power of the Company’s outstanding common stock. As a result, the Company is a “controlled company” under the Nasdaq corporate governance standards. As a controlled company, we do not have to comply with certain corporate governance requirements under the Nasdaq rules, including the following:

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

The Company intends to avail itself of each of these exemptions. More specifically, a majority of the Company’s board of directors will not consist of independent directors and the Company will not have a compensation committee or a nominating and corporate governance committee. Therefore, for as long as the Company remains a “controlled company,” the Company will not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If at any time the Company ceases to be a “controlled company” under the Nasdaq rules, the Company’s Board of Directors will take all action necessary to comply with the Nasdaq corporate governance rules, including establishing certain committees composed entirely of independent directors, subject to a permitted “phase-in” period.

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

The Company’s Board of Directors has affirmatively determined that two of its six directors (Sam Lai and Maggie Yu) are non-independent directors of the Company and four of its six directors (Douglas Branch, Michael Lenner, Minghui (Alan) Gao, and Hilary (Hui-Chong) Bui) are independent directors of the Company. The Company’s audit committee consists of the four independent directors: Messrs. Branch, Lenner, Gao, and Ms. Bui Ms. Bui is the chair of the audit committee and qualifies as an audit committee financial expert under SEC rules and as a financially sophisticated audit committee member under the Nasdaq rules.

Board Leadership Structure and Board’s Role in Risk Oversight

We have not separated the positions of Chairman of the Board and Chief Executive Officer. Mr. Lai has served as our Chairman of the Board of Directors since April 2021 and Chief Executive Officer since June 2013. We believe that combining the positions of Chairman and Chief Executive Officer allows for focused leadership of our organization which benefits us in our relationships with investors, customers, suppliers, employees and other constituencies. We believe that consolidating the leadership of the Company under Mr. Lai is the appropriate leadership structure for our Company and that any risks inherent in that structure are balanced by the oversight of our other independent directors on our Board. However, no single leadership model is right for all companies and at all times. The Board recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure. In addition, the Board holds executive sessions in which only independent directors are present.

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

Committees of the Board of Directors

Audit Committee

We have established an audit committee which consists of four independent directors: Messrs. Branch, Lenner, Gao, and Ms. Bui. Ms. Bui is the chair of the audit committee. and qualifies as an “audit committee financial expert.” Our audit committee adopted a written charter, a copy of which is posted on the Corporate Governance section of our website, at www.hourloop.com.

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

Compensation Committee Interlocks and Insider Participation

Because we are a “controlled company” within the meaning of Nasdaq corporate governance standards, we are not required to have, and do not currently have, a compensation committee. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our board or compensation committee. No member of our board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

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

Our certificate of incorporation also permits us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

ITEM 11. EXECUTIVE COMPENSATION

2022 Summary Compensation Table

The following summary compensation table provides information regarding the compensation earned during our fiscal years ended December 31, 2022 and 2021 to certain of our executive officers, who we collectively refer to as our “named executive officers”, or “NEOs”.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sam Lai	2022	500,000	100,000	-	-	-	-	14,678	(2)	$614,678
Chief Executive Officer and Interim Chief Financial Officer (1)	2021	350,000	300,000	-	-	-	-	3,237	(4)	653,237

Maggie Yu	2022	450,000	550,000	-	-	-	-	15,292	(3)	1,015,292
Senior Vice President	2021	318,461	500,000	-	-	-	-	3,237	(4)	821,698

(1)	Mr. Lai has served as our Chief Executive Officer since June 2013 and as our Interim Chief Financial Officer since March 29, 2022.

(2)	Includes healthcare benefits and 401(k) of $6,553.36 and 8,124.99, respectively, for the fiscal year ended December 31, 2022.

(3)	Includes healthcare benefits and 401(k) of $7,979.91 and 7,312.50, respectively, for the fiscal year ended December 31, 2022.

(4)	Includes a healthcare benefits of $3,237 for the fiscal year ended December 31, 2021.

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

Mr. Lai’s agreement provided for an annual base salary of $500,000, and Ms. Yu’s agreement provided for an annual base salary of $450,000. Each of the base salaries may be subject to annual adjustments as determined in the discretion of the Board. Pursuant to their agreements, on December 31, 2021, each of Mr. Lai and Ms. Yu were also entitled to receive a guaranteed bonus of $50,000, subject to the applicable agreement being in effect at that time. Additionally, pursuant to their agreements, Mr. Lai and Ms. Yu were entitled to each receive a guaranteed bonus of $100,000 on December 31, 2022, subject to the applicable agreement being in effect at that time.

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

Mr. Lai did not meet the above conditions for the 2022 fiscal year.

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

The Board determined the satisfaction of the above conditions for the 2022 fiscal year as the Company acquired more than 600 new vendors during 2022. Ms. Yu received a bonus amount of 100% of her base salary.

Each of Mr. Lai’s and Ms. Yu’s agreements provides that if at the Company’s request the executive attends any trade shows, events, or meetings which are independent of the executive’s responsibility under the applicable agreement, the Company will pay the executive $1,000 in cash per full day for such attendance or $500 in cash for a half day.

Each of Mr. Lai’s and Ms. Yu’s agreements provides that at the end of each calendar quarter during the term, the Company will issue to the applicable executive a number of shares of common stock having a fair market value of $3,000 as of such date (with any partial quarter being pro-rated). The market value of the shares is determined as follows: (a) if the common stock is then listed for trading on the OTC Markets or a United States national securities exchange (as applicable, the “Trading Market”), the daily volume weighted average closing price of the common stock during the 20 trading day period immediately prior to the calculation date, (b) if the common stock is not then listed or quoted for trading on a Trading Market, and if prices for the common stock are then reported in the “Pink Sheets” published by OTC Markets Group, Inc., the most recent bid price per share of the common stock so reported, or (c) in all other cases, the fair market value of a share of common stock as is determined in good faith by the Board, without the involvement of the executive if the executive is then serving on the Board, after taking into consideration factors it deems appropriate. A “Trading Day” is any day on which the Trading Market is generally open for business and on which the common stock is then traded.

Notwithstanding the forgoing, the shares issuable to Mr. Lai and Ms. Yu with respect to the period from the execution of their agreements to December 31, 2021 will be determined, and will be issued, on January 3, 2022, based on the market value as determined on December 31, 2021. IPO price at $4 per share was used as the market value.

Each of the employment agreements provides that, on the last business day prior to the commencement of the Company’s first firm-commitment underwritten initial public offering of common stock pursuant to a registration statement filed under the Securities Act (the “IPO”), which condition will be satisfied by this offering, and subject to the applicable agreement not having expired or having been terminated as of such time, the Company will issue to the applicable executive an option to acquire shares of common stock. This will be an option to acquire 25,000 shares of common stock. These options will vest in four equal annual installments, subject to earlier acceleration and forfeiture as set forth below and in the applicable employment agreement and in the option agreement, if and when signed. The exercise price per share will be equal to the offering price per share of common stock in the IPO. On January 6, 2022, the Board granted Mr. Lai and Ms. Yu an option to purchase 25,000 shares of the Company’s common stock, respectively. The option vests in four equal annual installments, with the first installment vesting on the first anniversary of the grant.

Mr. Lai’s and Ms. Yu’s agreements each provides that they will be entitled to fringe benefits consistent with the practices of the Company, and to the extent the Company provides similar benefits to the Company’s executive officers; that the Company will reimburse each of them for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred in connection with the performance of their duties; that they are entitled to a number of vacation days as generally provided to other executive officers of the Company from time to time; and that they are each, together with their spouses and legal dependents, entitled to participate equally in the health, dental and other benefit plans, which are available to senior managers of the Company.

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

If it is determined that any payment or benefit provided to either Mr. Lai or Ms. Yu under their respective agreements would constitute an “excess parachute payment” within the meaning of section 280G of the Code, such that the payment would be subject to an excise tax under section 4999 of the Code (the “Excise Tax”), the Company will pay to the applicable executive an additional amount (the “Gross-Up Payment”) such that the net amount of the Gross-Up Payment retained by the applicable executive after the payment of any Excise Tax and any federal, state and local income and employment tax on the Gross-Up Payment, will be equal to the Excise Tax due on the payment and any interest and penalties in respect of such Excise Tax. For purposes of determining the amount of the Gross-Up Payment, the applicable executive will be deemed to pay federal income tax and employment taxes at the highest marginal rate of federal income and employment taxation in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of the applicable executive’s residence (or, if greater, the state and locality in which the applicable executive is required to file a nonresident income tax return with respect to the payment) in the calendar year in which the Gross-Up Payment is to be made, net of the maximum reduction in federal income taxes that may be obtained from the deduction of such state and local taxes.

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

Each of the two employment agreements also contains a non-solicitation provision, wherein the executive agrees that, during the term of their agreement and for three years thereafter, the executive will not, directly or indirectly solicit or discuss with any employee of Company the employment of such Company employee by any other commercial enterprise other than Company, nor recruit, attempt to recruit, hire or attempt to hire any such Company employee on behalf of any commercial enterprise other than Company, provided that this provision will not prohibit the applicable executive from undertaking a general recruitment advertisement provided that it is not targeted towards any person identified above, or from hiring, employing or engaging any such person who responds to that general recruitment advertisement.

Each of the two employment agreements also provides that, during the term, the applicable executive will be entitled to indemnification and insurance coverage for officers’ liability, fiduciary liability and other liabilities arising out of the executive’s position with the Company in any capacity, in an amount not less than the highest amount available to any other executive, and that such coverage and protections, with respect to the various liabilities as to which the executive has been customarily indemnified prior to termination of employment, will continue for at least six years following the end of the applicable term.

Each of the two employment agreements contains customary representations and warranties by the parties, a provision for resolution of disputes by arbitration, customary confidentiality provisions, customary provisions relating to the Company’s ownership of intellectual property created by the applicable executive, and other customary miscellaneous provisions.

Director Agreements

On June 1, 2021, the Company entered into Director Agreements with each of Messrs. Lenner and Branch in connection with their services as directors of the Company. On October 6, 2021, the Company entered into a Director Agreement with Mr. Gao in connection with his services as a director of the Company.

Pursuant to their respective agreements, each of Messrs. Lenner, Branch and Gao agreed to serve as a director of the Company and to be available to perform the duties consistent with such position pursuant to the Certificate and Bylaws of the Company, and any additional codes, guidelines or policies of the Company that may be effective now or in the future. Each of the agreements continues in effect until the earliest of (a) such time as the applicable director resigns or is removed from office and (b) the death of the director.

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

Each of the directors’ agreements provides that if at the Company’s request the director attends any trade shows, events, or meetings which are independent of the director’s responsibility under the applicable agreement, the Company will pay the director $1,000 in cash per full day for such attendance or $500 in cash for a half day.

The director agreements provide that, during the applicable term, the Company will reimburse the applicable director for all reasonable out-of-pocket expenses incurred by them in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses. Any reimbursements for allocated expenses (as compared to out-of-pocket expenses of the director in excess of $500) must be approved in advance by the Company.

Each of the director agreements contains customary confidentiality provisions, customary provisions relating to the Company’s ownership of intellectual property created by the applicable director, customary representations and warranties by the parties and other customary miscellaneous provisions.

Elements of Compensation

Mr. Lai and Ms. Yu were provided with the following primary elements of compensation in 2021 and 2020:

Base Salary. Mr. Lai and Ms. Yu received a fixed base salary in an amount determined by the Board of Directors based on a number of factors, including:

●	The nature, responsibilities and duties of the officer’s position;
●	The officer’s expertise, demonstrated leadership ability and prior performance;
●	The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and
●	The competitiveness of the market for the officer’s services.

The base salary for each of Mr. Lai and Ms. Yu for 2022 and 2021 is listed in “—2022 Summary Compensation Table.”

Bonuses. For the year ended December 31, 2022, the Company paid Mr. Lai and Ms. Yu a bonus of $100,000 and $550,000, respectively. For the year ended December 31, 2021, the Company paid Mr. Lai and Ms. Yu a bonus of $300,000 and $500,000, respectively.

The bonuses for 2022 and 2021 were determined based on peer comparable compensation paid in the Seattle, Washington area reported by www.salary.com (https://www.salary.com/tools/salary-calculator/ceo/seattle-wa?view=table&type=bonus). According to www.salary.com, the CEO salary and bonus range in Seattle was $640,840 to $2,990,094 as updated December 27, 2022. The $600,000 and $650,000 compensation (base salary and bonus) paid to Mr. Lai for 2022 and 2021, respectively, fell within such range and we believed such compensation to be reasonable due to the significant growth in the Company in 2022 and 2021, respectively, due in large part to Mr. Lai’s leadership.

According to www.salary.com, the head of general operations salary and bonus range in Seattle was $250,534 and $736,361 as updated December 27, 2022. The $1,000,000 and $818,461 compensation (base salary and bonus) paid to Ms. Yu for 2022 and 2021, respectively, fell slightly above such range and we believed to be reasonable due to Ms. Yu being instrumental in delivering high growth of new vendors to the Company in 2022 and 2021, respectively.

Stock Awards. We did not grant any stock awards to our directors or executive officers in fiscal years 2022 and 2021.

Stock Option Grants. On January 6, 2022, the Board granted Mr. Lai and Ms. Yu an option to purchase 25,000 shares of the Company’s common stock, respectively. The option vests in four equal annual installments, with the first installment vesting on the first anniversary of the grant. We did not grant any stock options to our directors or executive officers in fiscal year 2021.

Other Benefits. In fiscal years 2022 and 2021, Mr. Lai and Ms. Yu were reimbursed for healthcare expenses. The amounts paid to Mr. Lai and Ms. Yu in 2022 and 2021 in respect of these benefits is reflected above in the “All Other Compensation” column of the Summary Compensation Table.

Compensation Discussion and Analysis

2021 Equity Incentive Plan

Overview

The Board of Directors and stockholders holding a majority of the Company’s voting capital approved and adopted the 2021 Plan on June 27, 2021. The 2021 Plan shall be administered by the Board or one or more committees appointed by the Board or another committee (“Administrator”). The Administrator, in its discretion, selects the individuals to whom awards may be granted, the time or times at which such awards are granted, and the terms of such awards. The 2021 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted shares, restricted share unit, cash awards, other awards, and performance-based awards. Awards may be granted to the Company’s officers, employees, directors and consultants.

The purpose of the 2021 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The Board may, at any time, terminate or, from time to time, amend, modify or suspend the 2021 Plan, in whole or in part. To the extent then required by applicable law or any applicable stock exchange or required under the Code to preserve the intended tax consequences of the 2021 Plan, or deemed necessary or advisable by the Board, the 2021 Plan and any amendment to the 2021 Plan shall be subject to stockholder approval. Unless earlier terminated by the Board, the 2021 Plan will terminate 10 years from the date of adoption.

Authorized Shares

A total of 4,995,000 shares of the Company’s common stock were originally authorized for issuance pursuant to the 2021 Plan. Pursuant to the terms of the 2021 Plan and subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan were cumulatively increased on January 1, 2022 and will be cumulatively increased on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Board. Accordingly, as of March 31, 2023, there were 5,994,000 shares of common stock authorized for issuance pursuant to the 2021 Plan, and 5,994,000 shares available for issuance under the 2021 Plan.

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

Notwithstanding the foregoing and, subject to adjustment as provided in the 2021 Plan, the maximum number of shares that may be issued upon the exercise of incentive stock options will equal the aggregate share number stated above, plus, to the extent allowable under Section 422 of the Code and regulations promulgated thereunder, any shares that become available for issuance under the 2021 Plan in accordance with the foregoing.

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

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in its sole determination. Our Board of Directors reserves the right to pay our executives or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

Long-Term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy, we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 35,047,828 shares of our common stock issued and outstanding as of March 31, 2023. Unless otherwise noted below, the address for each beneficial owner listed on the table is c/o Hour Loop, Inc., 8201 164th Ave NE #200, Redmond, WA 98052-7615. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

The business address of each of the beneficial owners listed below is c/o Hour Loop, Inc., 8201 164th Ave. NE #200, Redmond, WA 98052-7615.

Name and Address of Beneficial Owner	Number and Nature of Shares Beneficially Owned (1)		Percentage of Outstanding Common Stock
Sam Lai	33,309,574	(2)	95.0%
Maggie Yu	33,309,574	(2)	95.0%
Douglas Branch	4,765		*
Michael Lenner	4,765		*
Minghui (Alan) Gao	3,724		*
Hillary (Hui-Chong) Bui	0		*
All executive officers and directors as a group (6 persons)	33,322,828		95.1%

*	less than 1%.

(1)	The percentages in the table have been calculated based on 35,047,828 shares of our common stock outstanding on March 31, 2023. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 31, 2023. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Sam Lai and Maggie Yu are husband and wife, and together beneficially own 33,309,574 shares of the Company’s common stock representing 95.04% of the voting power of the Company’s outstanding common stock. Each of Mr. Lai and Ms. Yu individually holds 16,654,787 shares of common stock, and each beneficially holds 33,309,574 shares of the Company’s common stock, as each of them is deemed to indirectly beneficially own the other’s 16,654,787 shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	-	5,994,000
Total	-	$-	5,994,000

On June 27, 2021, our Board of Directors and stockholders holding a majority of our outstanding shares of common stock approved the 2021 Plan. Under the 2021 Plan, a total of 4,995,000 shares of common stock were authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Pursuant to the terms of the 2021 Plan and subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of March 31, 2023, 5,994,000 shares of common stock are authorized for issuance under the 2021 Plan, and 5,994,000 shares are available for issuance under the 2021 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities (a “significant stockholder”), or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

We recognize that transactions between us and any of our directors or executives or with a third party in which one of our officers, directors or significant stockholders has an interest can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our Company and stockholders.

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

From time to time, we engage in transactions with related parties. The following is a summary of the related party transactions during the fiscal years ended December 31, 2022 and 2021, and any proposed transactions, requiring disclosure pursuant to Item 404 of Regulation S-K.

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

July 2021 Loan

On July 27, 2021, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, made a loan (“July 2021 Loan”) to us of the outstanding retained earnings of approximately $4,170,418 in a single payment ($2,085,209 attributable to each of Mr. Lai and Mrs. Yu). The loan is memorialized in a Loan Agreement dated October 15, 2021. Pursuant to the terms of the Loan Agreement, the loan bears interest of 2% per annum and the principal of the loan ($4,170,418) and accrued interest becomes due and payable on December 31, 2022. On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan, with the new maturity date of December 31, 2024. As amended, the annual interest rate of the loan is 5.5%.

As of March 31, 2023, the outstanding principal balance was approximately $4,170,418 and accrued interest was $120,003 on the July 2021 Loan.

Issuances

On February 1, 2022, the Company issued and vested 1,772 shares of Company common stock to each of Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, with a fair market value of $4.00 per share as compensation for the past services to the Company pursuant to the terms of their Executive Employment Agreements with the Company.

On February 1, 2022, the Company issued and vested 1,750, 1,750, and 709 shares of Company common stock to Michael Lenner, Douglas Branch, and Alan Gao, respectively, with a fair market value of $4.00 per share as compensation for the past services as directors to the Company pursuant to the terms of their Director Agreements with the Company.

On May 20, 2022, the Company issued and vested 916 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, and Alan Gao, with a fair market value of $3.2745 per share as compensation for the past services as executives or directors to the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

On June 30, 2022, the Company issued and vested 1,049 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, and Alan Gao, with a fair market value of $2.8605 per share as compensation for the past services as executives or directors to the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

On September 30, 2022, the Company issued and vested 1,050 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, and Alan Gao, with a fair market value of $2.8565 per share as compensation for the past services as executives or directors to the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

Director Independence

As a Nasdaq-listed company, we are required to comply with Nasdaq’s continued listing standards.

Controlled Company and Director Independence

The “controlled company” exception to the Nasdaq rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of the Nasdaq corporate governance rules. As stated above, Sam Lai, the Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer of the Company, and Maggie Yu, Senior Vice President of the Company and a member of the Board, who are husband and wife, together beneficially own 33,311,576 shares of the Company’s common stock, representing approximately 95% of the voting power of the Company’s outstanding common stock. As a result, the Company is a “controlled company” under the Nasdaq corporate governance standards. As a controlled company, we do not have to comply with certain corporate governance requirements under the Nasdaq rules, including the following:

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

The Company intends to avail itself of each of these exemptions. More specifically, a majority of the Company’s board of directors will not consist of independent directors and the Company will not have a compensation committee or a nominating and corporate governance committee. Therefore, for as long as the Company remains a “controlled company,” the Company will not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If at any time the Company ceases to be a “controlled company” under the Nasdaq rules, the Company’s Board of Directors will take all action necessary to comply with the Nasdaq corporate governance rules, including establishing certain committees composed entirely of independent directors, subject to a permitted “phase-in” period.

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

The Company’s Board of Directors has affirmatively determined that two of its six directors (Sam Lai and Maggie Yu) are non-independent directors of the Company and four of its six directors (Douglas Branch, Michael Lenner, Minghui (Alan) Gao, and Hilary (Hui-Chong) Bui) are independent directors of the Company. The Company’s audit committee consists of the four independent directors: Messrs. Branch, Lenner, Gao and Ms. Bui. Ms. Bui is the chair of the audit committee. and qualifies as an audit committee financial expert under SEC rules and as a financially sophisticated audit committee member under the Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

TPS Thayer, LLC acts as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to TPS Thayer, LLC for the fiscal years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Audit Fees	$115,000	$110,000
Audit Related Fees	$-	$120,000
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$115,000	$230,000

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

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

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Certificate of Incorporation of Hour Loop, Inc. filed with the Washington Secretary of State on January 13, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
3.2	Certificate of Conversion of Hour Loop, Inc. filed with the Delaware Secretary of State on April 7, 2021 (incorporated by reference to Exhibit 3.2 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
3.3	Certificate of Incorporation of Hour Loop, Inc. filed with the Delaware Secretary of State on April 7, 2021 (incorporated by reference to Exhibit 3.3 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
3.4	Certificate of Amendment to Certificate of Incorporation of Hour Loop, Inc. filed with the Delaware Secretary of State on September 23, 2021 (incorporated by reference to Exhibit 3.4 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
3.5	Certificate of Amendment to Certificate of Incorporation of Hour Loop, Inc. filed with the Delaware Secretary of State on November 30, 2021 (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on December 16, 2021).
3.6	Bylaws (incorporated by reference to Exhibit 3.5 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
3.7	Amendment to Bylaws (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on January 3, 2022).
10.1	Employment Agreement, dated May 27, 2021, by and between Hour Loop, Inc. and Sam Lai (incorporated by reference to Exhibit 10.1 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.2	Employment Agreement, dated May 27, 2021, by and between Hour Loop, Inc. and Maggie Yu (incorporated by reference to Exhibit 10.2 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.3	Director Agreement, dated June 21, 2021, by and between Hour Loop, Inc. and Michael Lenner (incorporated by reference to Exhibit 10.4 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.4	Director Agreement, dated June 21, 2021, by and between Hour Loop, Inc. and Douglas Branch (incorporated by reference to Exhibit 10.5 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.5	Director Agreement, dated October 6, 2021, by and between Hour Loop, Inc. and Minghui (Alan) Gao (incorporated by reference to Exhibit 10.6 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.6	Hour Loop, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.7	Amazon Services Business Solutions Agreement between Amazon.com, Inc. and Hour Loop, Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
10.8	Changes to Amazon Services Business Solutions Agreement effective November 7, 2020 between Amazon.com, Inc. and Hour Loop, Inc. (incorporated by reference to Exhibit 10.9 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.9	Loan Agreement, dated December 31, 2020, among the Company and Sam Lai and Maggie Yu (incorporated by reference to Exhibit 10.10 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
10.10	Amended and Restated Loan Agreement, dated September 16, 2021, among the Company and Sam Lai and Maggie Yu (incorporated by reference to Exhibit 10.11 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
10.11	Amended and Restated Loan Agreement, dated December 31, 2021, among the Company and Sam Lai and Maggie Yu (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on January 3, 2022).
10.12	Loan Agreement, dated October 15, 2021, among the Company and Sam Lai and Maggie Yu (incorporated by reference to Exhibit 10.12 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
10.13	Addendum No. 1 to Executive Employment Agreement, dated as of January 20, 2022, by and between the registrant and Sam Lai (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2022). †
10.14	Addendum No. 1 to Executive Employment Agreement, dated as of January 20, 2022, by and between the registrant and Sau Kuen Yu (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2022). †
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
21.1	List of Subsidiaries *
24.1	Power of Attorney (included on the signature page) *
31.1	Rule 13a-14(a) Certification of Principal Executive Officer *
31.2	Rule 13a-14(a) Certification of Principal Financial Officer *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer **
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase *
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) *

* Filed herewith

**Furnished herewith

† Management contracts, compensation plans and arrangements.

Item 16. Form 10-K Summary

Not applicable.

HOUR LOOP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hour Loop, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hour Loop, Inc (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative cash flow from operating activities and net loss, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ TPS Thayer, LLC

TPS Thayer, LLC

We have served as the Company’s auditor since 2021

Sugar Land, TX

March 31, 2023

Item 1. Financial Statements.

HOUR LOOP, INC.

CONSOLIDATED BALANCE SHEETS

(In US Dollars, except for shares data)

December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$4,562,589	$10,592,572
Accounts receivable, net	352,379	125,991
Inventory, net	18,801,529	7,041,864
Prepaid expenses and other current assets	741,243	965,298
Total current assets	24,457,740	18,725,725

Property and equipment, net	274,195	15,667
Deferred tax assets	549,320	45,488
Right-of-use lease assets	450,721	30,111

TOTAL ASSETS	$25,731,976	$18,816,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term loan	$652,316	$-
Accounts payable	11,883,253	9,539,258
Accrued expenses and other current liabilities	1,583,930	1,282,161
Due to related parties	-	5,214,794
Income taxes payable	-	126,333
Operating lease liabilities-current	385,216	-
Total current liabilities	14,504,715	16,162,546

Non-current liabilities
Operating lease liabilities-non-current	64,945	-
Due to related parties	4,329,460	-
Total non-current liabilities	4,394,405	-
Total liabilities	18,899,120	16,162,546
Commitments and contingencies		-

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 35,047,828 and 33,300,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	3,506	3,330
Additional paid-in capital	5,675,320	4,291
Retained earnings	1,177,072	2,654,695
Accumulated other comprehensive loss	(23,042)	(7,871)
Total stockholders’ equity	6,832,856	2,654,445

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,731,976	$18,816,991

See accompanying notes to consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In US Dollars, except for shares data)

For the years Ended December 31, 2022 and 2021

	2022	2021

Revenues, net	$95,930,091	$62,792,981
Cost of revenues	(46,942,770)	(27,984,335)

Gross profit	48,987,321	34,808,646

Operating expenses
Selling and marketing	42,221,425	25,098,497
General and administrative	8,685,254	4,236,000
Total operating expenses	50,906,679	29,334,497

(Loss) income from operations	(1,919,358)	5,474,149

Other (expenses) income
Other expense	(17,520)	(12,299)
Interest expense	(144,479)	(56,509)
Other income	141,571	87,637
Total other (expenses) income, net	(20,428)	18,829

(Loss) income before income taxes	(1,939,786)	5,492,978
Income tax benefit (expense)	462,163	(709,205)

Net (loss) income	(1,477,623)	4,783,773

Other comprehensive loss
Foreign currency translation adjustments	(15,171)	(4,690)

Total comprehensive (loss) income	$(1,492,794)	4,779,083

Basic and diluted (loss) income per common share	$(0.04)	0.14
Weighted-average number of common shares outstanding	34,991,666	33,300,000

See accompanying notes to consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In US Dollars, except for shares data)

For the years Ended December 31, 2022 and 2021

	Common Stock	Common Stock	Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity

BALANCE AT DECEMBER 31,2020	33,300,000	$3,330	$1,491	$4,173,340	$(3,181)	$4,174,980

Contribution	-	-	2,800	-	-	2,800

Distribution	-	-	-	(6,302,418)	-	(6,302,418)

Currency translation adjustments	-	-	-	-	(4,690)	(4,690)

Net Income	-	-	-	4,783,773	-	4,783,773

BALANCE AT DECEMBER 31,2021	33,300,000	$3,330	$4,291	$2,654,695	$(7,871)	$2,654,445

Issuance of shares	1,725,000	172	5,580,020	-	-	5,580,192

Stock-based compensation	22,828	4	91,009	-	-	91,013

Currency translation adjustments	-	-	-	-	(15,171)	(15,171)

Net loss	-	-	-	(1,477,623)	-	(1,477,623)

BALANCE AT DECEMBER 31,2022	35,047,828	$3,506	$5,675,320	$1,177,072	$(23,042)	$6,832,856

See accompanying notes to consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In US Dollars)

For the years Ended December 31, 2022 and 2021

	2022	2021

Cash flows from operating activities
Net (loss) income	$(1,477,623)	$4,783,773
Adjustments to reconcile of net (loss) income to net cash (used in) provided by operating activities:
Depreciation expenses	79,084	448
Noncash lease expenses	310,161	73,343
Noncash forgiven borrowing	-	(27,012)
Inventory allowance	657,543	(246,593)
Stockbased Compensation	91,013	-
Changes in operating assets and liabilities:
Accounts receivable	(226,388)	90,716
Inventory	(12,417,208)	(2,433,382)
Prepaid expenses and other current assets	(352,113)	(602,911)
Deferred Tax Assets	(503,832)	(45,488)
Accounts payable	2,343,995	6,335,002
Accrued expenses and other current liabilities	175,436	(102,312)
Operating lease liabilities	(283,244)	(61,527)
Net cash (used in) provided by operating activities	(11,603,176)	7,764,057

Cash flows from investing activities:
Purchases of property and equipment	(339,518)	(16,115)
Net cash used in investing activities	(339,518)	(16,115)

Cash flows from financing activities:
Payments to related parties	138,854	3,023
Repayments from related parties	(1,024,188)	-
Capital contribution	-	2,800
Distribution to stockholders	-	(2,132,000)
Proceeds from Issuance of shares	5,580,192	-
Prepaid expenses and other current assets	576,168	-
Proceeds from Short-term debt	652,316	-
Net cash provided by (used in) financing activities	5,923,342	(2,126,177)

Effect of changes in foreign currency exchange rates	(10,631)	2,743

Net (decrease) increase in cash and cash equivalents	(6,029,983)	5,624,508

Cash and cash equivalents at beginning of the year	10,592,572	4,968,064

Cash and cash equivalents at end of the year	$4,562,589	$10,592,572

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,300	$-
Cash paid for income tax	$470,601	$743,000
Noncash investing and financing activities:
Right-of-use of assets and operating lease liabilities recognized	$701,526	$-
Noncash distribution to stockholders	$-	$(4,170,418)
Noncash from related parties	$-	$4,170,418

See accompanying notes to consolidated financial statements.

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies

Hour Loop, Inc. (“Hour Loop” or the “Company”) is a technology-enabled consumer products company that uses machine learning and data analytics to design, develop, market and sell products. Hour Loop predominantly operates through online retail channels such as Amazon, Walmart, and Hourloop.com. The Company, as an Internet marketplace seller, sells products in multiple categories, including home/garden décor, toys, kitchenware, apparels, and electronics. The Company has only one segment, which is online retail (e-commerce).

The Company was incorporated on January 13, 2015 under the laws of the state of Washington. On April 7, 2021, the Company was converted from a Washington corporation to a Delaware corporation.

In 2019, Hour Loop formed a wholly owned subsidiary, Flywheel Consulting Ltd. (“Flywheel”) located in Taiwan, to provide business operating consulting services, exclusively to Hour Loop.

Reorganization - On June 30, 2021, the Company completed a corporate reorganization to convert its status from a S corporation (10,000,000 common shares issued and outstanding) to a C corporation (10,000,000 common shares issued and outstanding) with an effective date of July 27, 2021. The reorganization did not change the ownership of the Company and the each of the two stockholders (Sam Lai and Maggie Yu) continues to own 50% of the Company’s outstanding shares. The discussion and presentation of the audited consolidated financial statements herein assumes the reorganization had become effective as of the beginning of the first period presented in the accompanying audited consolidated financial statements. Consistent with Section 1362 of the Internal Revenue Code of 1986, as amended (the “Code”), the retained earnings as of July 27, 2021 were distributed to the S corporation stockholders. The stockholders and the Company have entered into an agreement for this amount to be loaned to the Company. The amount of this distribution is $4,170,418 and the annual interest rate is 2%. The loan was due on December 31, 2022. On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan, with the new maturity date of December 31, 2024. As amended, the annual interest rate on the loan is 5.5%.

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

Basis of Presentation - The consolidated financial statements and accompanying notes of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation - The consolidated financial statements include the accounts of Hour Loop and Flywheel. All material inter-company accounts and transactions were eliminated in consolidation.

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

Going Concern Consideration

As of December 31, 2022, the Company had a negative cash flow from operating activities of 11,603,176, and net loss of 1,477,623. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company may be unable to realize its assets and discharge its liabilities in normal course of business.

Most of the borrowings of the Company as of December 31, 2022 are from the related parties, which will not repayable within the next 12 months and are subject to renewal and the management is confident that these borrowings can be renewed upon expiration.

In order to strengthen the Company’s liquidity in the foreseeable future, the Company has taken the following measures:

i.	Taking various cost control measures to tighten the costs of operations.
ii.	Implementing various strategies to enhance sales and profitability.

Management represents that there is sufficient working capital to sustain operations longer than twelve months.

The relevant exchange rates are listed below:

	December 31,	December 31,
	2022	2021

Period NTD: USD exchange rate	30.660	27.630
Period Average NTD: USD exchange rate	30.618	27.706

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

Significant estimates, but not limited to, estimates associated with the collectability of allowance for accounts receivable, accounts receivable, useful life of Property and equipment, impairment long lived assets, valuation allowance for Deferred tax assets and inventory valuation.

Cash and Cash Equivalents - The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash and cash equivalents. The carrying amount of cash and cash equivalents approximates fair value. Our cash and cash equivalents are saved in the bank and covered by FDIC, which subjected applicable limits. Deposits are insured up to at least $250,000 per depositor, per FDIC-insured bank, per ownership category.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for bad and doubtful receivables. As of December 31, 2022 and 2021, the Company did not deem it necessary to have an allowance for bad debt or doubtful accounts.

Inventory and Cost of Goods Sold - The Company’s inventory consists mainly finished goods. Inventories are stated at the lower of cost or net realizable value. Cost is principally determined on a first-in first-out basis. The Company’s costs include the amounts it pays manufacturers for product, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from its manufacturers to its warehouses, as applicable. The merchandise with terms of FOB shipping point from vendors was recorded as the inventory-in-transit when inventory left the shipping dock of the vendors but not yet reached the receiving dock of the Company. Management continually evaluates its estimates and judgments including those related to merchandise inventory.

The “Cost of revenues” line item in the consolidated statements of operations is principally inventory sold to customers during the reporting period. The Company had inventory allowance balances of $842,263 and $184,720 as of December 31, 2022 and 2021, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Rules for inventory allowance:

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments based on currently available information about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful lives is 3 years.

Leases - Leases are classified at lease commencement date as either a finance lease or an operating lease. A lease is a finance lease if it meets any of the following criteria: (a) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term. (b) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (c) the lease term is for the major part of the remaining economic life of the underlying asset, (d) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the underlying asset or (e) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. When none of the foregoing criteria is met, the lease shall be classified as an operating lease.

For a lessee, a lease is recognized as a right-of-use asset with a corresponding liability at lease commencement date. The lease liability is calculated at the present value of the lease payments not yet paid by using the lease term and discount rate determined at lease commencement. The right-of-use asset is calculated as the lease liability, increased by any initial direct costs, and prepaid lease payments, reduced by any lease incentives received before lease commencement. The right-of-use asset itself is amortized on a straight-line basis unless another systematic method better reflects how the underlying asset will be used by and benefits the lessee over the lease term.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. As of January 1, 2019, the Company adopted ASC Topic 842, Leases, which allows the Company to apply the transition provision at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing leases upon adoption. No impact was recorded to the beginning retained earnings for ASC Topic 842. The Company’s accounting policy is to recognize lease payments as lease expense for short-term leases of less than 12 months.

Fair Value Measurement - Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, due to related parties and Short-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

i.	Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.
ii.	Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
iii.	Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

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

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 5.78% and 4.92% of gross sales for the periods ended December 31, 2022 and 2021, respectively.

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

A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is recognized as revenue when the performance obligation is satisfied. Each of the Company’s contracts have a single distinct performance obligation, which is the promise to transfer individual goods. For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. The Company had shipping and handling costs of $21,145,605 and $11,756,555 for the periods ended of December 31, 2022 and 2021, respectively, which were recorded in selling, advertising and marketing expenses. Accordingly, the Company recognizes revenue for its single performance obligation related to product sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue.

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company’s revenues for the periods ended December 31, 2022 and 2021 are recognized at a point in time.

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

Deferred tax assets represent amounts available to reduce income taxes payable in future periods. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe they will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative loss experience and expectations of future earnings, capital gains and investment in such jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

Presentation of Sales Taxes - Governmental authorities impose sales tax on all of the Company’s sales to nonexempt customers. The Company collects sales tax from customers and remits the entire amount to the governmental authorities. The Company’s accounting policy is to exclude the tax collected and remitted from revenues and cost of revenues.

The Company makes an assessment of sales tax payable including any related interest and penalties and accrues these estimated on the financial statements. Pursuant to the Wayfair decision, each state enforced sales tax collection at different dates. The company collects and remits sales tax in accordance with the state regulations. The Company estimates that as of December 31, 2022 and 2021, it owed $288,466 and $620,963, respectively, in sales taxes along with penalties and interest resulting from late filing.

Concentrations of Risks - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash with various domestic and foreign financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of all of the aforementioned institutions.

The Company’s accounts receivables are derived from sales contracts with a large number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the periods ended December 31, 2022 and 2021, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of December 31, 2022 and 2021, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of December 31, 2022 and 2021, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes 15 to 20 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the periods ended December 31, 2022 and 2021, approximately 100% of the Company’s revenue was through or with the Amazon sales platform.

Selling and Marketing – Selling, advertising and marketing costs are expensed as incurred in accordance with ASC 720-35. Among these, advertising and promotion expenses were $3,539,946 and $2,382,148 for the periods ended December 31, 2022 and 2021, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect EPS for the year ended December 31, 2022 and 2021. Therefore, the diluted earnings per share is the same as basic earnings per share.

Share issuance for Stock Compensation - Compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

Long lived assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the years ended December 31, 2022 and 2021.

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

Reclassification of Prior Year Presentation

Certain numbers in current year financials have been reclassified in conformity with the current year financial information.

NOTE 3 - Cash and Cash Equivalents

Cash and cash equivalents was comprised of the following as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021

Checking account	$4,561,206	$10,591,158
Savings account and cash	1,383	1,414
Total	$4,562,589	$10,592,572

NOTE 4 - Inventory

Inventory was comprised of the following as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021

Inventory	$14,911,735	$5,852,658
Inventory-in-transit	4,732,057	1,373,926
Allowance	(842,263)	(184,720)
Total	$18,801,529	$7,041,864

For the fiscal period December 31, 2022 and 2021, the Company recorded inventory provision as follows:

	December 31,	December 31,
	2022	2021
Allowance of inventory
Beginning balance	$184,720	$431,313
Allowance	665,356	116,359
Write off	(7,813)	(362,952)
Ending balance	$842,263	$184,720

The allowance of inventory is recorded under cost of goods sold in the income statement.

NOTE 5 - Property and Equipment

Property and equipment was comprised of the following as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021

Property and equipment	$353,574	$16,115
Accumulated depreciation and amortization	(79,379)	(448)
Total property and equipment, net	$274,195	$15,667

For the periods ended December 31, 2022 and 2021, the Company purchased $339,518 and $16,115, for fixtures, and equipment, respectively.

For the periods ended December 31, 2022 and 2021, the Company had $79,084 and $448, for depreciation, respectively.

For the periods ended December 31, 2022 and 2021, the Company had no disposal or pledge, respectively.

NOTE 6 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021

Advance to suppliers	$182,105	$78,875
Prepaid expenses-IPO cost	-	576,168
Prepaid expenses-other	55,731	120,899
Lease refundable deposit	80,235	70,554
Tax Receivable	413,895	114,640
Other current assets	9,277	4,162
Total	$741,243	$965,298

As of December 31, 2022 and 2021, there is a tax receivable of $413,895 and $114,640 due to prepaid income taxes, respectively.

NOTE 7 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021

Sales tax payable	$288,466	$620,963
Accrued payroll	295,673	122,585
Accrued bonus	468,209	353,692
Accrued expenses	182,294	116,679
Other payables	349,288	68,242
Total	$1,583,930	$1,282,161

The Company made an assessment of sales tax payable including any related interest and penalties and accrued these estimates on the financial statements. Among which, $78,947 and $68,197 are related interest and penalties as of December 31, 2022 and 2021, respectively.

A bonus expense is accrued whenever company’s financial or operational performance meets the required performance level. The Company has $468,209 and $353,692 accrued for bonus as of December 31, 2022 and 2021, respectively.

NOTE 8 - Short-Term Debt

Line of Credit

On June 19, 2019, the Company signed a line of credit agreement in the amount of $785,000 with Bank of America. The line of credit matures on June 18, 2024 and bears interest at a rate of 8.11% per annum.

As of December 31, 2022 and 2021, the outstanding balance under the Bank of America line of credit was $-0- and $-0-, respectively. Also, the Company had accrued interest expense of $27,996 as of December 31, 2022 that due on June 18, 2024. Accrued interest expense has been recorded in the accrued expenses on the balance sheet.

On August 18, 2022, Flywheel signed a line of credit agreement in the amount of $6,940,063 with Taishin International Bank. The line of credit matures on August 30, 2023 and bears interest at a rate of 2.6% per annum.

As of December 31, 2022, the outstanding balance under the Taishin International Bank line of credit was $652,316. Also, Flywheel has accrued interest expense of $1,440 as of December 31, 2022 that has not been paid. Accrued interest expense has been recorded in the accrued expenses on the balance sheet.

NOTE 9 - Related Party Balances and Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. Stockholder loans and advances are non-interest bearing and payable on demand. As of December 31, 2022 and 2021, the Company had $4,329,460 and $5,214,794 due to related parties (Sam Lai and Maggie Yu, Mr. Lai is the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer. Ms. Yu is the Company’s Senior Vice President and a member of the Company’s Board of Directors), respectively.

On December 30, 2020 the Company and the stockholders (Sam Lai and Maggie Yu) entered into a loan agreement of $1,041,353 and later modified on September 16, 2021, converted it into a interest-bearing (2%) loan with a repayment date of December 31, 2021. On January 18, 2022, the Company repaid the loan principal in full, while the balance of accrued interest to be paid for this loan was approximately $39,039 as of December 31, 2022.

Additionally, the Company had $4,170,418 in loan from related parties. The loan is memorialized in a Loan Agreement dated October 15, 2021. The annual interest rate is 2% and the repayment date is December 31, 2022. The Company had accrued the interest of $120,003 on December 31, 2022.

On December 28, 2022, the Company and the stockholders agreed to extend the tenor of the loan for another 2 years, with the Maturity Date as December 31, 2024. The annual interest rate is 5.5%.

For the periods ended December 31, 2022, the Company had payments to related parties $138,854 and repayments from related parties $1,024,188, respectively.

NOTE 10 - Leases

The Company had three operating leases (Flywheel’s office leases in Taiwan) as of December 31, 2022. The leased assets in Flywheel are presented as right-of-use assets.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of December 31, 2022:

	Flywheel	Flywheel	Flywheel
	January 2022 to	June 2022	August 2022
Initial lease term	December 2023	to May 2024	to July 2024

Initial recognition of right-of-use assets	$488,262	$105,632	$147,547
Weighted-average remaining lease term at December 31, 2022	1.0	1.42	1.58
Weighted-average discount rate at December 31, 2022	8.11%	8.11%	2.50%

Operating lease liabilities-current as of December 31, 2022 and 2021 were $385,216 and $-, respectively. Operating lease liabilities-non-current as of December 31, 2022 and 2021 were $64,945 and $-, respectively. The right-of-use assets balance as of December 31, 2022 and 2021, were $450,721 and $30,111, respectively.

The future minimum lease payment schedule for all operating leases as of December 31, 2022, is also disclosed as below.

For the Year Ending December 31,	Amount

2023	$399,962
2024	68,648
2025	-
2026 and thereafter	-
Total minimum lease payments	468,610
Less: effect of discounting	(18,449)
Present value of the future minimum lease payment	450,161
Less: operating lease liabilities-current	(385,216)
Total operating lease liabilities-non-current	$64,945

For the periods ended December 31, 2022 and 2021, the Company had $310,161 and $73,343, for lease expenses, respectively.

NOTE 11 - Income Tax

The components of income taxes provision (benefit) are as follows:

	December 31,	December 31,
	2022	2021
Federal rate	21.00%	21.00%
Blended state tax rate	3.83%	4.05%
Effective tax rate	24.83%	25.05%

	Current	Deferred	Total
	Income Tax	Income Tax	Income Tax
Tax Expense Summary	Expense	Benefit	Benefit
Federal	30,928	(426,457)	(395,529)
State	10,741	(77,375)	(66,634)
Total Tax Expense (Benefit)	41,669	(503,832)	(462,163)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2022:

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets summary	December 31, 2022	December 31, 2021
Federal	464,594	38,137
State	84,726	7,351
Total	549,320	45,488

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets summary	December 31, 2022	December 31, 2021
Right of use lease assets	(139)	(780)
Inventories allowance	209,131	46,268
Net loss carry forward	340,328	-
Total	549,320	45,488

The Company files income tax return in the U.S. federal jurisdiction and Washington state jurisdictions. Based on management evaluation, there is no provision necessary for material uncertain tax position for the Company at December 31, 2022 and 2021.

The company expects to generate sufficient taxable income in future periods against which the Deferred Tax Assets can be utilized, a valuation allowance may not be needed.

NOTE 12 - Revenue

Revenue was comprised of the following for the years ended December 31, 2022 and 2021:

	2022	2021

Revenue	$103,268,013	$66,833,003
Sales returns	(5,973,689)	(3,245,872)
Discounts	(1,364,233)	(794,150)
Total	$95,930,091	$62,792,981

NOTE 13 - General and Administrative Expenses

General and administrative expenses were comprised of the following for the periods ended December 31, 2022 and 2021:

	2022	2021

Payroll	$5,477,780	$3,164,718
Legal and professional fees	810,212	49,466
Insurance expense	575,472	158,185
Storage & rental fees	594,908	126,718
Sales taxes	88,248	84,914
Outside services	288,552	170,876
Franchise tax	49,870	-
Pension	177,434	62,319
Office expense	47,814	65,823
Software subscriptions expense	219,277	33,919
Manpower recruitment advertising expense	50,391	19,343
Meals and entertainment expense	30,304	88,125
Other general and administrative expenses	274,992	211,594
Total	$8,685,254	$4,236,000

For the periods ended December 31, 2022 and 2021, the Company worked with Teknia Web Solutions, who is a technology company based in the Philippines that provides technology services to businesses and organizations. The expenses incurred of $288,552 and $170,876 are recorded as outside services expense as disclosed.

For the periods ended December 31, 2022 and 2021, the Company had $177,434 and $62,319 for Pension expenses, which is a retirement benefit required by the Labor Standards Act in Taiwan, which mandates employers to provide retirement benefits to their employees.

NOTE 14 - Stockholders’ Equity

In 2021, the Company made distribution to stockholders of $6,302,418 and capital contribution of $2,800.

Preferred Stock

As of December 31, 2022 and 2021, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares outstanding as of December 31, 2022 and 2021. The holders of the preferred stock in preference, are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of December 31, 2022 and 2021, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized. As of December 31, 2022 and 2021, there were 35,047,828 and 33,300,000 shares of common stock outstanding, respectively.

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

For the periods ended December 31, 2022 and 2021

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

Share Issuance for Stock Compensation

On February 1, 2022, the Company issued and vested 1,772 shares of Company common stock to each of Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, with a fair market value of $4.00 per share as compensation for the past services to the Company pursuant to the terms of their Executive Employment Agreements with the Company.

On February 1, 2022, the Company issued and vested 1,750, 1,750, and 709 shares of Company common stock to Michael Lenner, Douglas Branch, and Alan Gao, respectively, with a fair market value of $4.00 per share as compensation for the past services as directors to the Company pursuant to the terms of their Director Agreements with the Company.

On May 20, 2022, the Company issued and vested 916 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, and Alan Gao, with a fair market value of $3.2745 per share as compensation for the past services as executives or directors to the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

On June 30, 2022, the Company issued and vested 1,049 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, and Alan Gao, with a fair market value of $2.8605 per share as compensation for the past services as executives or directors to the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

On September 30, 2022, the Company issued and vested 1,050 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, and Alan Gao, with a fair market value of $2.8565 per share as compensation for the past services as executives or directors to the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

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

NOTE 15 - Commitments and Contingencies

As of December 31, 2022 and 2021, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of December 31, 2022 and 2021, the Company had no pending legal proceedings. No amounts have been accrued in the consolidated financial statements with respect to any such matters.

COVID-19 Pandemic - In March 2020, the World Health Organization recognized the novel strain of coronavirus (COVID-19) as a pandemic. The COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to this COVID-19 outbreak, the governments of many countries, states, cities, and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. The Company’s services, operating results and financial performance could be adversely affected by the overall impacts of the pandemic. It is expected that COVID-19 might have some impact, though it is not anticipated to be significant.

NOTE 16 - Subsequent Events

On January 4, 2023, the Company issued 1,001 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, and Alan Gao, with a fair market value of $2.9985 per share as compensation for the past services as executives or directors to the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUR LOOP, INC.

Dated: March 31, 2023	By:	/s/ Sam Lai
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

Signature	Title	Date

/s/ Sam Lai	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board (principal executive officer,	March 31, 2023
Sam Lai	principal financial officer and principal accounting officer)

/s/ Sau Kuen (Maggie) Yu	Director	March 31, 2023
Sau Kuen (Maggie) Yu

/s/ Douglas Branch	Director	March 31, 2023
Douglas Branch

/s/ Michael Lenner	Director	March 31, 2023
Michael Lenner

/s/ Minghui (Alan) Gao	Director	March 31, 2023
Minghui (Alan) Gao

/s/ Hilary (Hui-Chong) Bui	Director	March 31, 2023
Hilary (Hui-Chong) Bui

71