Form 10-Q
period 2023-03-31
Hour Loop, Inc
filed 2023-05-12
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 35,060,264 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Hour Loop, Inc.

Item 1. Financial Statements.

HOUR LOOP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except for share data)

As of March 31, 2023 (Unaudited) and December 31, 2022

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,274,791	$4,562,589
Accounts receivable, net	343,288	352,379
Inventory, net	13,570,879	18,801,529
Prepaid expenses and other current assets	833,848	741,243
Total current assets	16,022,806	24,457,740

Property and equipment, net	245,148	274,195
Deferred tax assets	974,276	549,320
Right-of-use lease assets	394,301	450,721

TOTAL ASSETS	$17,636,531	$25,731,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term loan	$657,895	$652,316
Accounts payable	6,024,606	11,883,253
Accrued expenses and other current liabilities	724,123	1,583,930
Operating lease liabilities-current	340,677	385,216
Total current liabilities	7,747,301	14,504,715

Non-current liabilities
Operating lease liabilities-non-current	46,951	64,945
Due to related parties	4,226,996	4,329,460
Total non-current liabilities	4,273,947	4,394,405
Total liabilities	12,021,248	18,899,120
Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 35,052,833 and 35,047,828 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3,506	3,506
Additional paid-in capital	5,691,652	5,675,320
Retained earnings	(58,172)	1,177,072
Accumulated other comprehensive loss	(21,703)	(23,042)
Total stockholders’ equity	5,615,283	6,832,856

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,636,531	$25,731,976

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HOUR LOOP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except for share data)

For the three months periods Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Revenues, net	$21,067,609	$12,353,983
Cost of revenues	(11,451,907)	(5,897,269)

Gross profit	9,615,702	6,456,714

Operating expenses
Selling and marketing	9,506,971	5,526,102
General and administrative	1,713,186	1,675,964
Total operating expenses	11,220,157	7,202,066

Loss from operations	(1,604,455)	(745,352)

Other (expenses) income
Other expense	(12,279)	(5,450)
Interest expense	(61,096)	(83,558)
Other income	17,630	6,939
Total other expenses, net	(55,745)	(82,069)

Loss before income taxes	(1,660,200)	(827,421)
Income tax benefit	424,956	182,533

Net loss	(1,235,244)	(644,888)

Other comprehensive (income) loss
Foreign currency translation adjustments	1,339	(2,416)

Total comprehensive loss	$(1,233,905)	$(647,304)

Basic and diluted loss per common share	$(0.04)	$(0.02)
Weighted-average number of common shares outstanding	35,052,666	35,032,753

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HOUR LOOP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In U.S. Dollars, except for share data)

For the three months periods Ended March 31, 2023 and 2022

(Unaudited)

					Accumulated
	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	(Shares)	(Amount)	Capital	Earnings	Loss	Equity

BALANCE AT DECEMBER 31, 2021	33,300,000	$3,330	$4,291	$2,654,695	$(7,871)	$2,654,445

Issuance of shares	1,725,000	172	5,580,020			5,580,192

Stock-based compensation	7,753	1	31,011			31,012

Currency translation adjustments					(2,416)	(2,416)

Net loss	-	-	-	(644,888)	-	(644,888)

BALANCE AT MARCH 31, 2022	35,032,753	$3,504	$5,615,321	$2,009,807	$(10,287)	$7,618,345

BALANCE AT DECEMBER 31, 2022	35,047,828	$3,506	$5,675,320	$1,177,072	$(23,042)	$6,832,856

Stock-based compensation	5,005	-	16,332			16,332

Currency translation adjustments					1,339	1,339

Net loss	-	-	-	(1,235,244)	-	(1,235,244)

BALANCE AT MARCH 31, 2023	35,052,833	$3,506	$5,691,652	$(58,172)	$(21,703)	$5,615,283

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HOUR LOOP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

For the three months periods Ended March 31, 2023 and 2022

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022

Cash flows from operating activities
Net loss	$(1,235,244)	$(644,888)
Adjustments to reconcile of net loss to net cash used in operating activities:
Depreciation expenses	34,662	8,396
Amortization of right-of-use lease assets	95,635	57,186
Deferred tax assets	(424,956)	(182,533)
Inventory allowance reversal	(200,118)	(21,404)
Stock-based compensation	16,332	31,012
Interest expense -due to related party	56,578	83,558
Changes in operating assets and liabilities:
Accounts receivable	9,091	3,456
Inventory	5,430,768	(4,703,465)
Prepaid expenses and other current assets	(92,605)	(375,935)
Accounts payable	(5,858,647)	(1,930,917)
Accrued expenses and other current liabilities	(859,807)	(218,344)
Operating lease liabilities	(101,723)	(30,593)
Net cash used in operating activities	(3,130,034)	(7,924,471)

Cash flows from investing activities:
Purchases of property and equipment	(3,379)	(125,468)
Net cash used in investing activities	(3,379)	(125,468)

Cash flows from financing activities:
Repayments from related parties	(159,042)	(1,024,188)
Prepaid expenses and other current assets	-	576,168
Proceeds from issuance of shares	-	5,580,192
Net cash (used in) provided by financing activities	(159,042)	5,132,172

Effect of changes in foreign currency exchange rates	4,657	(10,710)

Net decrease in cash and cash equivalents	(3,287,798)	(2,928,477)

Cash and cash equivalents at beginning of the period	4,562,589	10,592,572

Cash and cash equivalents at end of the period	$1,274,791	$7,664,095

Supplemental disclosures of cash flow information:
Cash paid for interest	$161,798	$-
Cash paid for income tax	$-	$-
Non-cash investing and financing activities:
Right-of-use of assets and operating lease liabilities recognized	$28,652	$503,577

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In 2019, Hour Loop formed a wholly owned subsidiary, Flywheel Consulting Ltd. (“Flywheel”) located in Taiwan, to provide business operating consulting services exclusively to Hour Loop.

Reorganization - On June 30, 2021, the Company completed a corporate reorganization to convert its status from a S corporation (10,000,000 common shares issued and outstanding) to a C corporation (10,000,000 common shares issued and outstanding) with an effective date of July 27, 2021. The reorganization did not change the ownership of the Company and each of the two stockholders (Sam Lai and Maggie Yu) continued to own 50% of the Company’s outstanding shares following the reorganization. The discussion and presentation of the unaudited consolidated financial statements herein assumes the reorganization had become effective as of the beginning of the first period presented in the accompanying unaudited condensed consolidated financial statements. Consistent with Section 1362 of the Internal Revenue Code of 1986, as amended (the “Code”), the retained earnings as of July 27, 2021 were distributed to the S corporation stockholders. The stockholders and the Company have entered into an agreement for this amount to be loaned to the Company. The amount of this distribution is $4,170,418 and the annual interest rate is 2%. The loan was due on December 31, 2022. On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan, with the new maturity date of December 31, 2024. As amended, the annual interest rate on the loan is 5.5%.

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

Basis of Presentation - The unaudited condensed consolidated financial statements and accompanying notes of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of Hour Loop and Flywheel. All material inter-company accounts and transactions were eliminated in consolidation.

Unaudited Interim Financial Information - We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2023 due to seasonal and other factors.

Foreign Currency and Currency Translation - The assets and liabilities of Flywheel, having a functional currency other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at period-end, with resulting translation gains or losses included within other comprehensive income or loss. Revenues and expenses are translated into U.S. dollars at average monthly rates of exchange in effect during each period. All of the Company’s foreign operations use their local currency as their functional currency. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in other income (expense) in the condensed consolidated statement of operations and other comprehensive income.

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

The relevant exchange rates are listed below:

	March 31,	December 31,	March 31,
	2023	2022	2022

Period NTD: USD exchange rate	$30.400	$30.660	$28.575
Period Average NTD: USD exchange rate	$30.507	$30.618	$28.388

HOUR LOOP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Going Concern Consideration

As of March 31, 2023, the Company had negative cash flow from operating activities of $3,130,034, and net loss of $1,235,244. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

Most of the borrowings of the Company as of March 31, 2023 were from the related parties, which will not be repayable within the next 12 months and are subject to renewal. Management is confident that these borrowings can be renewed upon expiration.

In order to strengthen the Company’s liquidity in the foreseeable future, the Company has taken the following measures:

i.	Taking various cost control measures to tighten the costs of operations; and
ii.	Implementing various strategies to enhance sales and profitability.

Management represents that there is sufficient working capital to sustain operations longer than twelve months, and the majority shareholders are committed to provide the additional funding if needed.

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

Significant estimates, including but not limited to, estimates associated with the collectability of allowance for accounts receivable, accounts receivable, useful life of property and equipment, impairment long lived assets, valuation allowance for deferred tax assets and inventory valuation.

Reclassification - Certain amounts in the consolidated financial statements for the prior financials have been reclassified to conform to the current interim review presentation. These reclassifications had no impact on consolidated net earnings, consolidated financial position, or consolidated cash flows.

Cash and Cash Equivalents - The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash and cash equivalents. The carrying amount of cash and cash equivalents approximates fair value. Our cash and cash equivalents are held in the bank and covered by the Federal Deposit Insurance Corporation (“FDIC”), which are subject to applicable limits. Deposits are insured up to $250,000 per depositor, per FDIC-insured bank, per ownership category.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for bad debt and doubtful receivables as the Company deems necessary or appropriate.  As of March 31, 2023 and December 31, 2022, the Company did not deem it necessary to have an allowance for bad debt or doubtful accounts.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory and Cost of Goods Sold - The Company’s inventory consists mainly of finished goods. Inventories are stated at the lower of cost or net realizable value. Cost is principally determined on a first-in first-out basis. The Company’s costs include the amounts it pays manufacturers for product, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from its manufacturers to its warehouses, as applicable. The merchandise with terms of FOB shipping point from vendors was recorded as the inventory-in-transit when inventory left the shipping dock of the vendors but not yet reached the receiving dock of the Company. Management continually evaluates its estimates and judgments including those related to merchandise inventory.

The “Cost of revenues” line item in the unaudited condensed consolidated statements of operations is principally inventory sold to customers during the reporting period. The Company had inventory allowance balances of $642,145 and $842,263 as of March 31, 2023 and December 31, 2022, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

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

The majority of the Company’s property and equipment is computers, and the estimated useful life is 3 years.

Leases - Leases are classified at lease commencement date as either a finance lease or an operating lease. A lease is a finance lease if it meets any of the following criteria: (a) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (b) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (c) the lease term is for the major part of the remaining economic life of the underlying asset, (d) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the underlying asset or (e) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. When none of the foregoing criteria is met, the lease shall be classified as an operating lease.

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. As of January 1, 2019, the Company adopted ASC 842, which allows the Company to apply the transition provision at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing leases upon adoption. No impact was recorded to the beginning retained earnings for ASC 842. The Company’s accounting policy is to recognize lease payments as lease expense for short-term leases of less than 12 months.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition - The Company accounts for revenue in accordance with FASB Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company adopted ASC Topic 606 as of January 1, 2019. The standard did not affect the Company’s consolidated financial position, or cash flows. There were no changes to the timing of revenue recognition as a result of the adoption.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 7.25% and 7.26% of gross sales for the periods ended March 31, 2023 and 2022, respectively.

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

A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is recognized as revenue when the performance obligation is satisfied. Each of the Company’s contracts has a single distinct performance obligation, which is the promise to transfer individual goods. For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. The Company had shipping and handling costs of $5,037,251 and $2,653,614 for the periods ended March 31, 2023 and 2022, respectively, which were recorded in selling, advertising and marketing expenses. Accordingly, the Company recognizes revenue for its single performance obligation related to product sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue.

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company’s revenues for the periods ended March 31, 2023 and 2022 are recognized at a point in time.

Income Taxes - Prior to 2021, the Company, with the stockholders’ consent, elected to be taxed as an “S corporation” under the provisions of the Code and comparable state income tax law. As an S corporation, the Company was generally not subject to corporate income taxes, and the Company’s net income or loss is reported on the individual tax return of the stockholders of the Company. On July 27, 2021, the Company’s tax status changed to a C corporation. Per ASC 740-10-45-19, when deferred tax accounts are recognized or derecognized as required by paragraphs 740-10-25-32 and 740-10-40-6 due to a change in tax status, the effect of recognizing or derecognizing the deferred tax liability of asset shall be included in income from continuing operations.

The Company also complied with state tax codes and regulations, including with respect to California franchise taxes. Management has evaluated its tax positions and has concluded that the Company had taken no uncertain tax positions that could require adjustment or disclosure in the financial statements to comply with provisions set forth in ASC section 740, Income Taxes.

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

The Company makes an assessment of sales tax payable including any related interest and penalties and accrues these estimates on its financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with state regulations. The Company estimates that as of March 31, 2023 and December 31, 2022, it owed $288,477 and $288,466, respectively, in sales taxes along with penalties and interest resulting from late filings.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Risks - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash with various domestic and foreign financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of all of the aforementioned institutions.

The Company’s accounts receivable are derived from sales contracts with a large number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the three months ended March 31, 2023 and 2022, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of March 31, 2023 and 2022, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of March 31, 2023 and December 31, 2022, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes 15 to 20 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the periods ended March 31, 2023 and 2022, approximately 100% of the Company’s revenue was through or with the Amazon sales platform.

Selling and Marketing – Selling, advertising and marketing costs are expensed as incurred in accordance with ASC 720-35. Among these, advertising and promotion expenses were $784,266 and $401,499 for the periods ended March 31, 2023 and 2022, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the periods ended March 31, 2023 and 2022. Therefore, the diluted earnings per share is the same as basic earnings per share.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share issuances for stock compensation - Compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

Long lived assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the periods ended March 31, 2023 and 2022.

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

NOTE 3 - Cash and Cash Equivalents

Cash and cash equivalents was comprised of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

Checking account	$136,657	$939,323
Savings account and cash	1,138,134	3,623,266
Total	$1,274,791	$4,562,589

NOTE 4 - Inventory

Inventory was comprised of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

Inventory	$12,446,263	$14,911,735
Inventory-in-transit	1,766,761	4,732,057
Allowance	(642,145)	(842,263)
Total	$13,570,879	$18,801,529

For the fiscal periods ended March 31, 2023 and December 31, 2022, the Company recorded inventory provision as follows:

	March 31,	December 31,
	2023	2022
Allowance of inventory
Beginning balance	$842,263	$184,720
Allowance	-	665,356
Inventory allowance reversal	(200,118)	(7,813)
Ending balance	$642,145	$842,263

The allowance of inventory is recorded under cost of goods sold in the income statement.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Property and Equipment

Property and equipment was comprised of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

Property and equipment	$359,990	$353,574
Accumulated depreciation and amortization	(114,842)	(79,379)
Total property and equipment, net	$245,148	$274,195

For the periods ended March 31, 2023 and December 31, 2022, the Company purchased $3,379 and $339,518, for fixtures, and equipment, respectively.

For the periods ended March 31, 2023 and December 31, 2022, the Company had $34,662 and $79,084, for depreciation, respectively.

For the periods ended March 31, 2023 and December 31, 2022, the Company had no disposal or pledge, respectively.

NOTE 6 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

Advance to suppliers	$117,355	$182,105
Prepaid expenses-insurance	124,841	-
Prepaid expenses-other	82,242	55,731
Lease refundable deposit	77,931	80,235
Tax receivable	419,349	413,895
Other current assets	12,130	9,277
Total	$833,848	$741,243

As of March 31, 2023 and December 31, 2022, there was a tax receivable of $419,349 and $413,895 due to prepaid income taxes, respectively.

NOTE 7 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

Sales tax payable	$288,477	$288,466
Accrued payroll	254,591	295,673
Accrued bonus	-	468,209
Accrued expenses	127,068	182,294
Other payables	53,987	349,288
Total	$724,123	$1,583,930

HOUR LOOP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company made an assessment of sales tax payable including any related interest and penalties and accrued those estimates on the financial statements. Among which, $78,947 and $78,947 are related interest and penalties as of March 31, 2023 and December 31, 2022, respectively.

A bonus expense is accrued on annual basis, when the Company’s financial or operational performance meets the required performance level. The Company has $468,209 accrued for bonus as of December 31, 2022.

NOTE 8 - Short-Term Loan

Line of Credit

On June 19, 2019, the Company signed a line of credit agreement in the amount of $785,000 with Bank of America. The line of credit matures on June 18, 2024 and bears interest at a rate of 8.11% per annum.

As of March 31, 2023 and December 31, 2022, the outstanding balance under the Bank of America line of credit was $-0- and $-0-, respectively. Also, the Company had accrued interest expense of $27,996 as of March 31, 2023 that is due on June 18, 2024. Accrued interest expense has been recorded in the accrued expenses on the balance sheet.

On August 18, 2022, Flywheel signed a line of credit agreement in the amount of $6,940,063 with Taishin International Bank. The line of credit matures on August 30, 2023 and bears interest at a rate of 3.2% per annum.

As of March 31, 2023, the outstanding balance under the Taishin International Bank line of credit was $657,895. Also, Flywheel has accrued interest expense of $1,788 as of March 31, 2023 that has not been paid. Accrued interest expense has been recorded in the accrued expenses on the balance sheet.

NOTE 9 - Related Party Balances and Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. Stockholder loans and advances are non-interest bearing and payable on demand. As of March 31, 2023 and December 31, 2022, the Company had $4,226,996 and $4,329,460 due to related parties (Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company; and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company), respectively.

On December 30, 2020, the Company and its then-sole stockholders (Sam Lai and Maggie Yu) entered into a loan agreement of $1,041,353 and later modified on September 16, 2021, converted it into a interest-bearing (2%) loan with a repayment date of December 31, 2021. On January 18, 2022, the Company repaid the loan principal in full.

Additionally, the Company had $4,170,418 in loan from related parties. The loan is memorialized in a Loan Agreement dated October 15, 2021. The annual interest rate is 2% and the repayment date is December 31, 2022.

On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan for another 2 years, with a revised maturity date of December 31, 2024. The annual interest rate is 5.5%. The Company had accrued interest of $56,578 as of March 31, 2023.

For the periods ended on March 31, 2023 and 2022, the Company had repayments from related parties of $159,042 and $1,024,188, respectively.

NOTE 10 - Leases

The Company had four operating leases (Flywheel’s office leases in Taiwan) as of March 31, 2023. The leased assets in Flywheel are presented as right-of-use assets.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of March 31, 2023:

	Flywheel	Flywheel	Flywheel	Flywheel
	January 2022 to	June 2022	August 2022	February 2023
Initial lease term	December 2023	to May 2024	to July 2024	to March 2025

Initial recognition of right-of-use assets	$488,262	$105,632	$147,547	$28,652
Weighted-average remaining lease term at
March 31, 2023	0.8	1.17	1.33	1.92
Weighted-average discount rate at
March 31, 2023	8.11%	8.11%	2.50%	3.20%

Operating lease liabilities-current as of March 31, 2023 and December 31, 2022 were $340,677 and $385,216, respectively. Operating lease liabilities-non-current as of March 31, 2023 and December 31, 2022 were $46,951 and $64,945, respectively. The right-of-use assets balance as of March 31, 2023 and December 31, 2022, were $394,301 and $450,721, respectively.

As of March 31, 2023 and 2022, the amortization of the right-of-use asset was $95,635 and $57,186, respectively, and was recorded in the general and administrative expenses. Additionally, the Company made lease payments of $101,723 and $30,593 as of March 31, 2023 and 2022, respectively, which were included in the operating cash flows statement.

The future minimum lease payment schedule for all operating leases as of March 31, 2023, is as disclosed below.

For the Year Ending
March 31,	Amount

2023	$313,653
2024	84,057
2025	2,470
2026	-
2027 and thereafter	-
Total minimum lease payments	400,180
Less: effect of discounting	(12,552)
Present value of the future minimum lease payment	387,628
Less: operating lease liabilities-current	(340,677)
Total operating lease liabilities-non-current	$46,951

For the periods ended March 31, 2023 and 2022, the Company had $95,635 and $57,186, for lease expenses, respectively.

NOTE 11 - Income Tax

The components of income taxes provision (benefit) are as follows:

	March 31,	December 31,
	2023	2022
Federal rate	21.98%	21.00%
Blended state tax rate	3.85%	3.83%
Effective tax rate	25.83%	24.83%

HOUR LOOP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Current	Deferred	Total
	Income Tax	Income Tax	Income Tax
Tax Expense Summary	Expense	Benefit	Benefit
Federal	$-	$(361,568)	$(361,568)
State	-	(63,388)	(63,388)
Total tax expense (benefit)	$-	$(424,956)	$(424,956)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2023:

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets summary	March 31, 2023	December 31, 2022
Federal	$826,162	$464,594
State	148,115	84,726
Total	$974,276	$549,320

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets summary	March 31, 2023	December 31, 2022
Right of use lease assets	$(1,723)	$(139)
Inventories allowance	165,854	209,131
Net loss carry forward	810,145	340,328
Total	$974,276	$549,320

The Company files income tax return in the U.S. federal jurisdiction and Washington state jurisdictions. Based on management’s evaluation, there is no provision necessary for material uncertain tax position for the Company at March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, the Company reported net operating losses of $1,660,200 and $827,421, respectively. The net operating loss carryforward is not subject to any expiration period under federal regulations, while at the state level, the expiration period usually ranges from 10 to 20 years, or there may be no expiration period at all.

The Company expects to generate sufficient taxable income in future periods against which the deferred tax assets can be utilized. Accordingly, a valuation allowance may not be needed.

NOTE 12 - Revenue

Revenue was comprised of the following for the periods ended March 31, 2023 and 2022:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Revenue	$23,062,094	$13,496,210
Sales returns	(1,672,322)	(980,254)
Discounts	(322,163)	(161,973)
Total	$21,067,609	$12,353,983

HOUR LOOP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - General and Administrative Expenses

General and administrative expenses were comprised of the following for the periods ended March 31, 2023 and 2022:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Payroll	$1,077,037	$842,544
Legal and professional fees	105,605	250,797
Insurance expense	137,381	142,887
Storage & rental fees	113,242	85,266
Sales taxes	10,346	81,015
Outside services	35,940	70,667
Annual franchise tax	50,194	49,870
Pension	45,143	37,305
Office expense	1,783	34,287
Software subscriptions expense	41,925	17,843
Manpower recruitment advertising expense	-	16,678
Meals and entertainment expense	388	4,542
Other general and administrative expenses	94,202	42,263
Total	$1,713,186	$1,675,964

For the periods ended March 31, 2023 and 2022, the Company had $45,143 and $37,305, respectively, for pension expenses, which is a retirement benefit required by the Labor Standards Act in Taiwan, which mandates employers to provide retirement benefits to their employees.

NOTE 14 - Stockholders’ Equity

Preferred Stock

As of March 31, 2023 and December 31, 2022, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares issued and outstanding as of March 31, 2023 and December 31, 2022. The holders of the preferred stock in preference, are entitled to receive dividends, if and when declared by the Board of Directors.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

As of March 31, 2023 and December 31, 2022, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized. As of March 31, 2023 and December 31, 2022, there were 35,052,833 and 35,047,828 shares of common stock issued and outstanding, respectively.

Share Issuances for Stock Compensation

On February 1, 2022, the Company issued 1,772 shares of Company common stock to each of Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, with a fair market value of $4.00 per share as compensation for the past services to the Company pursuant to the terms of their Executive Employment Agreements with the Company.

On February 1, 2022, the Company issued 1,750, 1,750, and 709 shares of Company common stock to Michael Lenner, Douglas Branch, and Alan Gao, respectively, with a fair market value of $4.00 per share as compensation for the past services as directors to the Company pursuant to the terms of their Director Agreements with the Company.

On May 20, 2022, the Company issued 916 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, and Alan Gao, with a fair market value of $3.2745 per share as compensation for the past services as executives or directors to the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

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

IPO Proceeds

On January 11, 2022, we closed our initial public offering (the “IPO”) of 1,725,000 shares of common stock, which included the full exercise of the underwriter’s over-allotment option, at a public offering price of $4.00 per share, for aggregate gross proceeds of $6,900,000, prior to deducting underwriting discounts, commissions, and other offering expenses. Our common stock began trading on The Nasdaq Capital Market on January 7, 2022, under the symbol “HOUR”. EF Hutton, division of Benchmark Investments, LLC, acted as sole book-running manager for the offering. The net proceeds of the offering, after deducting expenses of $743,640, were $6,156,360. Meanwhile, other costs incurred in the IPO totaled $576,168, the main nature of which was professional fees. As a result, common stock increased by $173, and additional paid-in capital increased by $5,580,020.

NOTE 15 - Commitments and Contingencies

As of March 31, 2023 and 2022, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of March 31, 2023 and 2022, the Company had no pending legal proceedings. No amounts have been accrued in the unaudited condensed consolidated financial statements with respect to any such matters.

NOTE 16 - Subsequent Events

The Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. Except as disclosed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

On April 3, 2023, the Company issued 1,365, 1,365, 1,365, 1,365, 1,365 and 606 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui, respectively, with a fair market value of $2.1985 per share as compensation for the past services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of Hour Loop, Inc. (“Hour Loop” or the “Company”). The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

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

Overview

Our Business

We are an online retailer engaged in e-commerce retailing in the U.S. market. We have operated as a third-party seller on www.amazon.com since 2013. We have also sold merchandise on our website at www.hourloop.com since 2013. We expanded our operations to other marketplaces such as Walmart, eBay and Etsy in the third quarter of 2020, 2022, and 2023, respectively. To date, we have generated practically all of our revenue as a third-party seller on www.amazon.com and only a negligible amount of revenue from our operations on our website at www.hourloop.com and as a third-party seller on other marketplaces. We manage more than 100,000 stock-keeping units (“SKUs”). Product categories include home/garden décor, toys, kitchenware, apparel, and electronics. Our primary strategy is to bring most of our vendors’ product selections to the customers. We have advanced software that assists us in identifying product gaps so we can keep such products in stock year-round, including the entirety of the fourth quarter (holiday season). In future years, we plan to expand our business rapidly by increasing the number of vendors and SKUs.

Business Model

There are three main types of business models on Amazon: wholesale, private label and retail arbitrage. Our business model is wholesale, also known as reselling, which refers to buying products in bulk directly from the brand or manufacturer at a wholesale price and making a profit by selling the product on Amazon. We sell merchandise on Amazon and the sales are fulfilled by Amazon. We pay Amazon fees for allowing us to sell on their platform. Our relationship with other marketplaces is similar. We pay other marketplaces fees for allowing us to sell our merchandise on its platform. As stated above, to date, we have generated only a negligible amount of revenues as a third-party seller on other marketplaces.

The advantages of selling via a wholesale model include the following:

●	Purchasing lower unit quantities with wholesale orders than private label products;
●	Selling wholesale is less time intensive and easier to scale than sourcing products via retail arbitrage; and
●	We believe more brands want to work with us because we can provide broader Amazon presence.

The challenges of selling via a wholesale model include the following:

●	Fierce competition on listing for Buy Box on amazon.com (as described below); and
●	Developing and maintaining relationships with brand manufacturers.

Market Description/Opportunities

Total U.S.retail sales increased 8% to $7.10 trillion in 2022 from $6.56 trillion in 2021. Consumers spent $1,032.82 billion online with U.S. merchants in 2022, which is around 14.55% of total retail sales for the year compared to 13.52% in 2021. Amazon accounted for nearly 40% of all e-commerce in the United States, which makes Amazon the biggest ecommerce giant currently in the U.S. market.

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

With respect to our advertising strategy, we advertise those products that we estimate will have greater demand based on our experience. This lets us allocate our advertising budget in a fashion that delivers positive value. We advertise our products on Amazon. We allocate our advertising dollars prudently. This is accomplished by advertising items that deliver the most return for our advertising spending. We monitor the items being advertised by our competitors. On the operations side, we constantly refine our processes based on lessons learned from historical data. The combination of managing the business operations effectively along with allocating our advertising budget to high value items allows us to generate more revenue.   In cases where the advertising is fierce, we allocate the spending appropriately. Our strategy for competing with larger competitors is to monitor their pricing and not compete with them when their pricing is low or at a loss. Competitors sell at low prices or at a loss due to a variety of reasons, including, but not limited to, their desire to liquidate inventory or achieve a short term increase in revenue. During these times, we avoid matching their prices.

Our Financial Position

For the three months ended March 31, 2023 and 2022, we generated net revenues of $21,067,609 and $12,353,983, respectively, and reported a net loss of $1,235,244 and $644,888, respectively, and cash flow provided by operating activities of $3,130,034 and $7,924,471, respectively. As noted in our unaudited condensed consolidated financial statements, as of March 31, 2023, we had retained earnings of $(58,172).

Results of Operations

The following table shows a comparison of our unaudited income statements for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Statement of Operations Data
Total revenues	$21,067,609	$12,353,983
Total cost of goods sold	(11,451,907)	(5,897,269)
Gross profit	9,615,702	6,456,714
Total operating expenses	11,220,157	7,202,066
Loss from operations	(1,604,455)	(745,352)
Total other non-operating expense	(55,745)	(82,069)
Income tax provision	424,956	182,533
Net loss	(1,235,244)	(644,888)
Other comprehensive income (loss)	1,339	(2,416)
Total comprehensive loss	$(1,233,905)	$(647,304)

Revenue

We generated $21,067,609 in revenues in the three months ended March 31, 2023, as compared to $12,353,983 in revenues in the same period in 2022. This represents an increase in revenues of $8,713,626, or 70.53%. We attribute this increase to our continued growth and maturity in our operating model, despite the overall e-commerce traffic slowdown and intense competition. Our total orders in the three months ended March 31, 2023 were approximately 912,444, as compared to 527,560 orders in the three months ended March 31, 2022, representing an increase of 72.96%.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2023, totaled $11,451,907, as compared to $5,897,269 for the three months ended March 31, 2022. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods. The increase in cost of goods sold was due to a greater number of items sold as a result of the greater number of orders in the current period.

Operating Expenses

Operating expenses for the three months ended March 31, 2023, totaled $11,220,157, a $4,018,091, or 55.79%, increase from the $7,202,066 of operating expenses for the three months ended March 31, 2022. This change was caused by an increase in platform fees paid to Amazon, a significant increase in the number of employees and increased legal and professional fees. The Amazon fees are proportional to revenues. The increase in revenues in the three months ended March 31, 2023 over the same period in 2022 drove the increase in platform fees.

Other Expense

Other expense for the three months ended March 31, 2023, was $55,745, compared to $82,069 for the three months ended March 31, 2022. The increase was mainly due to accrued interest from due to related parties.

Total Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2023, was $1,233,905, as compared with $647,304 for the three months ended March 31, 2022. The increase in total comprehensive loss was driven by an increase in our operating expenses in the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $1,274,791 and $7,664,095 as of March 31, 2023 and 2022, respectively.

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

Since inception, we have generated liquidity from revenues generated by our ongoing business, from debt and from the Company’s initial public offering to fund our operations.

The following table shows a summary of our cash flows for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Statement of Cash Flows
Net cash used in operating activities	$(3,130,034)	$(7,924,471)
Net cash used in investing activities	$(3,379)	$(125,468)
Net cash (provided by) used in financing activities	$(159,042)	$5,132,172
Effect of changes in foreign currency rates	$4,657	$(10,710)
Net decrease in cash	$(3,287,798)	$(2,928,477)
Cash - beginning of the period	$4,562,589	$10,592,572
Cash - end of the period	$1,274,791	$7,664,095

Net Cash Used in Operating Activities

For the three months ended March 31, 2023, cash used in operating activities amounted to $3,130,034, as compared to $7,924,471 of cash used in operating activities for the three months ended March 31, 2022. This was driven by our net loss of $1,235,244 for the three months ended March 31, 2023, as compared to $644,888 for the same period in 2022.

Despite the increase in revenue to $21,071,895 for the three months ended March 31, 2023, as compared to $12,353,983 for the three months ended March 31, 2022, the revenue increase was offset by a corresponding increase in cost of goods sold of $5,554,638 and an increase in operating expenses of $4,108,091.

Net Cash Used in Investing Activities

For the three months ended March 31, 2023, $3,379 in cash was used in investing activities, compared to $125,468 in cash used in investing activities for the three months ended March 31, 2022.

Net Cash (Used in) Provided by Financing Activities

For the three months ended March 31, 2023, cash used in financing activities amounted to $(159,042), as compared to cash provided by financing activities of $5,132,172 for the three months ended March 31, 2022. The cash used in financing activities in the three months ended March 31, 2023 was mainly due to repayments from related parties.

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

Bank of America Loan

On June 18, 2019, the Company issued a Promissory Note (the “BofA Note”) in the amount of $785,000 to Bank of America for a loan in the amount of $785,000. The BofA Note matures on June 18, 2024 and bears interest at a rate of 8.11% per annum. The monthly payment is $15,963, consisting of $11,398 of principal and $4,565 of interest. As of March 31, 2023, the aggregate principal amount of the BofA Note outstanding was $-. As of March 31, 2023, there was an outstanding balance of deferred interest of $27,996.

Taishin International Bank

On August 18, 2022, Flywheel, entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). The line of credit matures on August 30, 2023. As of March 31, 2023, the outstanding balance under the Taishin line of credit was $657,895, and bears interest at a rate of 3.2% per annum. Also, Flywheel has accrued interest expense of $1,788 as of March 31, 2023.

Affiliated Loans

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of March 31, 2023, the Company had $4,226,996 due to related parties. While stockholder payables are non-interest bearing and payable on demand, the Company and stockholders entered into loan agreements for loans with terms over one year.

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

July 2021 Loan

On July 27, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement with a principal amount of $4,170,418. The loan is subordinated. The original annual interest rate was 2% and the original repayment date was December 31, 2022. On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan, with the new maturity date of December 31, 2024. As amended, the annual interest rate of the loan is 5.5%. The Company had accrued interest of $56,578 as of March 31, 2023.

Leases

The Company has four operating leases (Flywheel has four offices lease in Taiwan). The respective lease terms are January 1, 2022 to December 31, 2023, June 1, 2022 to May 31, 2024, August 1, 2022 to July 31, 2024 and February 9, 2023 to March 8, 2025, respectively.

For the Year Ending
March 31,	Amount

2023	$313,653
2024	84,057
2025	2,470
2026	-
2027 and thereafter	-
Total minimum lease payments	400,180
Less: effect of discounting	(12,552)
Present value of the future minimum lease payment	387,628
Less: operating lease liabilities—current	(340,677)
Total operating lease liabilities—non-current	$46,951

Sales Taxes

We make an assessment of sales tax payable, including any related interest and penalties, and accrue these estimates on the financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. We collect and remit sales tax in accordance with state regulations. We estimate that as of March 31, 2023, we owed $288,477 in sales taxes, along with penalties and interest. The Company has made significant progress filing historical sales tax returns and targets completion of filings for all jurisdictions in 2023.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash and cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

Inventory and Cost of Goods Sold

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined on a first-in first-out basis. The Company’s costs include the amounts it pays manufacturers for products, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from its manufacturers to its warehouses.

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

The Company recognizes revenue in accordance with ASC Topic 606, which provided a five-step model for recognizing revenue from contracts with customers as follows:

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

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is recognized as revenue when the performance obligation is satisfied. Each of the Company’s contracts has a single distinct performance obligation, which is the promise to transfer individual goods. For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue.

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company performs on-going evaluations of its customers and maintains an allowance for bad debt and doubtful receivables as the Company deems necessary or appropriate.

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

Sales Taxes

The Company makes an assessment of sales tax payable including any related interest and penalties. The Company’s accounting policy is to exclude the tax collected and remitted from revenues and cost of revenues. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with state regulations. In the past, where the Company has not collected these taxes, the Company has made estimates of amounts owed and accrued these on the financial statements. The Company has made significant progress of filing historical sales tax returns and targets completion of filings for all jurisdictions in 2023.

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

The Company also complied with state tax regulations, including those relating to California franchise tax. Management has evaluated its tax positions and has concluded that the Company had taken no uncertain tax.

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

Earnings per Share

The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For a period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Foreign Currency and Currency Translation

In case of a functional currency other than the U.S. dollar, the functional currency amounts are translated into U.S. dollars at exchange rates in effect at quarter-end, with resulting translation gains or losses included within other comprehensive income or loss.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon such evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective   as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as updated from time to time.

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

The above issuances were made pursuant to an exemption from registration as set forth in 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1	Director Agreement, dated as of February 20, 2023, by and between the registrant and Hillary Bui (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 24, 2023).
10.2	Addendum No. 2 to Executive Employment Agreement, dated as of February 20, 2023, by and between the registrant and Sam Lai (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 24, 2023).
10.3	Addendum No. 2 to Executive Employment Agreement, dated as of February 20, 2023, by and between the registrant and Sau Kuen Yu (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on February 24, 2023).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOUR LOOP, INC.

Dated: May 12, 2023	By:	/s/ Sam Lai
Sam Lai
Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

