Form 10-Q
period 2023-06-30
Hour Loop, Inc
filed 2023-08-09
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, there were 35,070,776 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Hour Loop, Inc.

Item 1. Financial Statements.

HOUR LOOP, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except for share data)

As of June 30, 2023 (Unaudited) and December 31, 2022

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash	$1,118,671	$4,562,589
Accounts receivable, net	322,334	352,379
Inventory, net	14,417,742	18,801,529
Prepaid expenses and other current assets	871,771	741,243
Total current assets	16,730,518	24,457,740

Property and equipment, net	208,297	274,195
Deferred tax assets	1,095,258	549,320
Right-of-use lease assets	294,678	450,721
Total non-current assets	1,598,233	1,274,236
TOTAL ASSETS	$18,328,751	$25,731,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term loan	$643,294	$652,316
Accounts payable	7,448,841	11,883,253
Accrued expenses and other current liabilities	929,294	1,742,972
Operating lease liabilities-current	266,672	385,216
Total current liabilities	9,288,101	14,663,757

Non-current liabilities
Operating lease liabilities-non-current	15,508	64,945
Due to related parties	4,170,418	4,170,418
Total non-current liabilities	4,185,926	4,235,363
Total liabilities	13,474,027	18,899,120
Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 35,070,776 and 35,047,828 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3,507	3,506
Additional paid-in capital	5,709,652	5,675,320
(Accumulated deficit) retained earnings	(827,540)	1,177,072
Accumulated other comprehensive loss	(30,895)	(23,042)
Total stockholders’ equity	4,854,724	6,832,856

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,328,751	$25,731,976

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except for share and per share data)

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Revenues, net	$22,417,448	$14,800,518	$43,485,057	$27,154,501
Cost of revenues	(11,059,899)	(6,443,910)	(22,511,806)	(12,341,179)
Gross profit	11,357,549	8,356,608	20,973,251	14,813,322

Operating expenses
Selling and marketing	10,245,912	6,480,625	19,752,883	12,006,727
General and administrative	1,957,975	2,275,642	3,671,161	3,951,606
Total operating expenses	12,203,887	8,756,267	23,424,044	15,958,333

Loss from operations	(846,338)	(399,659)	(2,450,793)	(1,145,011)

Other (expenses) income
Other expense	(2,438)	(3,944)	(14,717)	(9,394)
Interest expense	(62,392)	(20,567)	(123,488)	(104,125)
Other income	20,818	13,754	38,448	20,693
Total other expenses, net	(44,012)	(10,757)	(99,757)	(92,826)

Loss before income taxes	(890,350)	(410,416)	(2,550,550)	(1,237,837)
Income tax benefit	120,982	97,009	545,938	279,542

Net loss	(769,368)	(313,407)	(2,004,612)	(958,295)

Other comprehensive loss
Foreign currency translation adjustments	(9,192)	(9,497)	(7,853)	(11,913)

Total comprehensive loss	$(778,560)	$(322,904)	$(2,012,465)	$(970,208)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.06)	$(0.03)
Weighted-average number of common shares outstanding	35,055,293	34,939,695	35,056,510	33,300,000

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY

(In U.S. Dollars, except for share data)

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

For the three months ended June 30, 2023 and 2022

				(Accumulated	Accumulated
	Common	Common	Additional	Deficit)	Other	Total
	Stock	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

BALANCE AT March 31, 2023	35,052,833	$3,506	$5,691,652	$(58,172)	$(21,703)	$5,615,283

Stock-based compensation	17,943	1	18,000			18,001

Currency translation adjustments					(9,192)	(9,192)

Net loss				(769,368)		(769,368)

BALANCE AT June 30, 2023	35,070,776	$3,507	$5,709,652	$(827,540)	$(30,985)	$4,854,724

BALANCE AT March 31, 2022	35,032,753	$3,504	$5,615,321	$2,009,807	$(10,287)	$7,618,345

Stock-based compensation	9,285		30,001			30,001

Currency translation adjustments					(1,626)	(1,626)

Net loss				(313,407)		(313,407)

BALANCE AT June 30, 2022	35,042,578	$3,504	$5,645,322	$1,696,400	$(11,913)	$7,333,313

For the six months ended June 30, 2023 and 2022

				Retained	Accumulated
	Common	Common	Additional	Earnings	Other	Total
	Stock	Stock	Paid-In	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	(Loss) Income	Equity

BALANCE AT DECEMBER 31, 2022	35,047,828	$3,506	$5,675,320	$1,177,072	$(23,042)	$6,832,856

Stock-based compensation	22,948	1	34,332			34,333

Currency translation adjustments					(7,853)	(7,853)

Net loss				(2,004,612)		(2,004,612)

BALANCE AT June 30, 2023	35,070,776	$3,507	$5,709,652	$(827,540)	$(30,985)	$4,854,724

BALANCE AT DECEMBER 31, 2021	33,300,000	$3,330	$4,291	$2,654,695	$(7,871)	$2,654,445

Issuance of shares	1,725,000	172	5,580,020			5,580,192

Stock-based compensation	17,578	2	61,011			61,013

Currency translation adjustments					(4,042)	(4,042)

Net loss				(958,295)		(958,295)

BALANCE AT June 30, 2022	35,042,578	$3,504	$5,645,322	$1,696,400	$(11,913)	$7,333,313

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2023	2022

Cash flows from operating activities
Net loss	$(2,004,612)	$(958,295)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expenses	68,634	22,498
Amortization of right-of-use lease assets	179,774	124,570
Deferred tax assets	(545,938)	(279,542)
Inventory allowance	211,979	169,192
Stock-based compensation	34,333	61,013
Changes in operating assets and liabilities:
Accounts receivable	30,045	(25,616)
Inventory	4,171,808	(7,745,521)
Prepaid expenses and other current assets	(130,528)	191,294
Accounts payable	(4,434,412)	(4,180,324)
Accrued expenses and other current liabilities	(813,678)	48,803
Operating lease liabilities	(191,845)	(98,930)
Net cash used in operating activities	(3,424,440)	(12,670,858)

Cash flows from investing activities:
Purchases of property and equipment	(5,881)	(164,174)
Net cash used in investing activities	(5,881)	(164,174)

Cash flows from financing activities:
Payments to related parties	-	(1,024,188)
Deferred IPO expenses	-	(576,167)
Proceeds from issuance of shares	-	6,156,360
Net cash provided by financing activities	-	4,556,005

Effect of changes in foreign currency exchange rates	(13,597)	(7,115)

Net change in cash	(3,443,918)	(8,286,142)

Cash at beginning of period	4,562,589	10,592,572

Cash at end of period	$1,118,671	$2,306,430

Supplemental disclosures of cash flow information:
Cash paid for interest	$167,017	$-
Cash paid for income tax	$-	$-
Noncash investing and financing activities:
Right-of-use of assets and operating lease liabilities recognized	$28,407	$606,443

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies

Hour Loop, Inc. (“Hour Loop” or the “Company”) is a technology-enabled consumer products company that uses machine learning and data analytics to design, develop, market and sell products. Hour Loop predominantly operates through online retail channels such as Amazon, Walmart, and Hourloop.com. The Company, as an Internet marketplace seller, sells products in multiple categories, including home/garden décor, toys, kitchenware, apparel, and electronics. The Company has only one segment, which is online retail (e-commerce).

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

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto and other pertinent information contained in our Form 10-K as filed with the SEC on March 31, 2023. The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The relevant exchange rates are listed below:

	June 30,	December 31,	June 30,
	2023	2022	2022

Period NTD: USD exchange rate	$31.090	$30.660	$29.670
Period Average NTD: USD exchange rate	$30.770	$30.618	$29.579

Going Concern Consideration

As of June 30, 2023, the Company had negative cash flow from operating activities of $3,424,440, and net loss of $2,004,612. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

Most of the borrowings of the Company as of June 30, 2023 were from the related parties, which will not be repayable within the next 12 months and are subject to renewal. Management is confident that these borrowings can be renewed upon expiration.

In order to strengthen the Company’s liquidity in the foreseeable future, the Company has taken the following measures:

i.	Taking various cost control measures to tighten the costs of operations; and
ii.	Implementing various strategies to enhance sales and profitability.

As a result of these efforts, the Company managed to mitigate its losses during the three months ended June 30, 2023, demonstrating improvement compared to the three months ended March 31, 2023.

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

Reclassification - Certain amounts in the consolidated financial statements for the prior financials have been reclassified to conform to the current interim review presentation. These reclassifications had no impact on consolidated net earnings, consolidated financial position, or consolidated cash flows. Additionally, proposed changes involve presenting accrued interest as a current liability, along with its impact on consolidated cash flows, and adjustments were made for the six months ended June 30, 2022.

Cash - The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash. The carrying amount of cash approximates fair value. Our cash is held in the bank and covered by the Federal Deposit Insurance Corporation (“FDIC”), subject to applicable limits. Deposits are insured up to $250,000 per depositor, per FDIC-insured bank, per ownership category.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for bad debt and doubtful receivables as the Company deems necessary or appropriate. As of June 30, 2023 and December 31, 2022, the Company did not deem it necessary to have an allowance for bad debt or doubtful accounts.

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

The “Cost of revenues” line item in the unaudited consolidated statements of operations is principally inventory sold to customers during the reporting period. The Company had inventory allowance balances of $1,054,242 and $842,263 as of June 30, 2023 and December 31, 2022, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Policy for inventory allowance:

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Measurement - Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable, due to related parties and short-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 6.77% and 6.36% of gross sales for the periods ended June 30, 2023 and 2022, respectively.

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

A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is recognized as revenue when the performance obligation is satisfied. Each of the Company’s contracts has a single distinct performance obligation, which is the promise to transfer individual goods. For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. The Company had shipping and handling costs of $10,312,496 and $5,800,777 for the periods ended June 30, 2023 and 2022, respectively, which were recorded in selling, and marketing expenses. Accordingly, the Company recognizes revenue for its single performance obligation related to product sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue.

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company’s revenues for the periods ended June 30, 2023 and 2022 are recognized at a point in time.

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

The Company makes an assessment of sales tax payable including any related interest and penalties and accrues these estimates on its financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with state regulations. The Company estimates that as of June 30, 2023 and December 31, 2022, it owed $288,466 and $288,466, respectively, in sales taxes along with penalties and interest resulting from late filings.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Risks - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash with various domestic and foreign financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of all of the aforementioned institutions.

The Company’s accounts receivable are derived from sales contracts with a large number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the three and six months ended June 30, 2023 and 2022, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of June 30, 2023 and 2022, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of June 30, 2023 and December 31, 2022, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes 15 to 20 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the three and six months ended June 30, 2023 and 2022, approximately 100% of the Company’s revenue was through or with the Amazon sales platform.

Selling and Marketing – Selling, and marketing costs are expensed as incurred in accordance with ASC 720-35. Among these, advertising and promotion expenses were $1,567,126 and $935,302 for the six months ended June 30, 2023 and 2022, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the three and six months ended June 30, 2023 and 2022. Therefore, the diluted earnings per share is the same as basic earnings per share.

Share issuances for stock compensation - Compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long lived assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three and six months ended June 30, 2023 and 2022.

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

NOTE 3 - Cash

Cash was comprised of the following as of June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023 (Unaudited)	2022

Checking account	$717,657	$939,323
Savings account and cash	401,014	3,623,266
Total	$1,118,671	$4,562,589

NOTE 4 - Inventory

Inventory was comprised of the following as of June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023 (Unaudited)	2022

Inventory	$13,201,512	$14,911,735
Inventory-in-transit	2,270,472	4,732,057
Allowance	(1,054,242)	(842,263)
Total	$14,417,742	$18,801,529

For the six months ended June 30, 2023 and twelve months ended December 31, 2022, respectively, the Company recorded inventory provision as follows:

	June 30,	December 31,
	2023(Unaudited)	2022
Allowance of inventory
Beginning balance	$842,263	$184,720
Allowance	211,979	665,356
Inventory allowance reversal	-	(7,813)
Ending balance	$1,054,242	$842,263

The allowance of inventory is recorded under cost of goods sold in the income statement.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Property and Equipment

Property and equipment were comprised of the following as of June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023 (Unaudited)	2022

Property and equipment	$354,505	$353,574
Accumulated depreciation and amortization	(146,208)	(79,379)
Total property and equipment, net	$208,297	$274,195

For the six months ended June 30, 2023 and twelve months ended December 31, 2022, the Company purchased $5,881 and $339,518, for fixtures and equipment, respectively.

For the six months ended June 30, 2023 and twelve months ended December 31, 2022, the Company had $68,634 and $79,084, for depreciation, respectively.

For the six months ended June 30, 2023 and twelve months ended December 31, 2022, the Company had no disposal or pledge, respectively.

NOTE 6 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023 (Unaudited)	2022

Advance to suppliers	$205,014	$182,105
Prepaid expenses-insurance	84,673	-
Prepaid expenses-other	85,970	55,731
Lease refundable deposit	76,217	80,235
Tax receivable	413,895	413,895
Other current assets	6,002	9,277
Total	$871,771	$741,243

As of June 30, 2023 and December 31, 2022, there was a tax receivable of $413,895 and $413,895, respectively, due to prepaid income taxes.

NOTE 7 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023 (Unaudited)	2022

Sales tax payable	$288,466	$288,466
Accrued payroll	255,003	295,673
Accrued bonus	109,544	468,209
Accrued expenses	117,412	182,294
Accrued interest	113,764	159,042
Other payables	45,105	349,288
Total	$929,294	$1,742,972

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company made an assessment of sales tax payable, including any related interest and penalties, and accrued those estimates on the financial statements. Of the sales tax payable, $78,947 and $78,947 are related to interest and penalties as of June 30, 2023 and December 31, 2022, respectively.

A bonus expense is accrued on an annual basis, when the Company’s financial or operational performance meets the required performance level. The Company has $109,544 and $468,209 accrued for bonuses as of June 30, 2023 and December 31, 2022, respectively.

NOTE 8 - Short-Term Loan

Line of Credit

On June 19, 2019, the Company signed a line of credit agreement in the amount of $785,000 with Bank of America. The line of credit matures on June 18, 2024 and bears interest at a rate of 8.11% per annum.

As of June 30, 2023 and December 31, 2022, the outstanding balance under the Bank of America line of credit was $-0- and $-0-, respectively. Also, the Company had accrued interest expense of $27,996 as of June 30, 2023 that is due on June 18, 2024. Accrued interest expense has been recorded in the accrued expenses on the balance sheet.

On August 18, 2022, Flywheel signed a line of credit agreement in the amount of $6,940,063 with Taishin International Bank. The line of credit matures on August 30, 2023 and bears interest at a rate of 3.2% per annum.

As of June 30, 2023 and December 31, 2022, the outstanding balance under the Taishin International Bank line of credit was $643,294 and $652,316, respectively. Also, Flywheel has accrued interest expense of $1,691 as of June 30, 2023 that has not been paid. Accrued interest expense has been recorded in the accrued expenses on the balance sheet.

NOTE 9 - Related Party Balances and Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. Stockholder loans and advances are non-interest bearing and payable on demand. As of June 30, 2023 and December 31, 2022, the Company had $4,170,418 and $4,170,418 due to related parties (Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company; and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company), respectively.

On December 30, 2020, the Company and its then-sole stockholders (Sam Lai and Maggie Yu) entered into a loan agreement in the original principal amount of $1,041,353. The loan was later modified on September 16, 2021, and converted into an interest-bearing (2%) loan with a repayment date of December 31, 2021. On January 18, 2022 and January 27, 2023, the Company repaid the loan principal and accrued interest in full.

Additionally, the Company had $4,170,418 in a loan from related parties. The loan is memorialized in a Loan Agreement dated October 15, 2021. The annual interest rate is 2% and the repayment date is December 31, 2022.

On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan for another two years, with a revised maturity date of December 31, 2024. The annual interest rate is 5.5%. The Company had accrued interest of $113,764 as of June 30, 2023.

For the six months ended on June 30, 2023 and 2022, the Company had payments to related parties of $159,042 and $1,024,188, respectively.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Leases

The Company had four operating leases (Flywheel’s office leases in Taiwan) as of June 30, 2023. The leased assets in Flywheel are presented as right-of-use assets.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of June 30, 2023:

	Flywheel	Flywheel	Flywheel	Flywheel
	January 2022 to	June 2022	August 2022	February 2023
Initial lease term	December 2023	to May 2024	to July 2024	to March 2025

Initial recognition of right-of-use assets	$488,262	$105,632	$147,547	$28,652
Weighted-average remaining lease term at
June 30, 2023	0.5	0.92	1.08	1.67
Weighted-average discount rate at
June 30, 2023	8.11%	8.11%	2.50%	3.20%

Operating lease liabilities-current as of June 30, 2023 and December 31, 2022 were $266,672 and $385,216, respectively. Operating lease liabilities-non-current as of June 30, 2023 and December 31, 2022 were $15,508 and $64,945, respectively. The right-of-use assets balance as of June 30, 2023 and December 31, 2022, were $294,678 and $450,721, respectively.

As of June 30, 2023 and 2022, the amortization of the right-of-use asset was $179,774 and $124,570, respectively. These amounts were recorded in general and administrative expenses. Additionally, the Company made lease payments of $191,845 and $98,390 as of June 30, 2023 and 2022, respectively, which were included in the operating cash flows statement.

The future minimum lease payment schedule for all operating leases as of June 30, 2023, is as disclosed below.

For the Year Ending
June 30, (Unaudited)	Amount

2023	$204,461
2024	82,191
2025	2,415
2026	-
2027 and thereafter	-
Total minimum lease payments	289,067
Less: effect of discounting	(6,887)
Present value of the future minimum lease payment	282,180
Less: operating lease liabilities-current	(266,672)
Total operating lease liabilities-non-current	$15,508

NOTE 11 - Income Tax

The components of income taxes benefit are as follows:

	June 30,	December 31,
	2023 (Unaudited)	2022
Federal rate	21.93%	21.00%
Blended state tax rate	3.85%	3.83%
Effective tax rate	25.78%	24.83%

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Current	Deferred	Total
	Income Tax	Income Tax	Income Tax
Tax Expense Summary	Expense	Benefit	Benefit
Federal	$-	$(464,349)	$(464,349)
State	-	(81,589)	(81,589)
Total tax expense (benefit)	$-	$(545,938)	$(545,938)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2023 were as follows:

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets summary	June 30, 2023 (Unaudited)	December 31, 2022
Federal	$928,943	$464,594
State	166,315	84,726
Total	$1,095,258	$549,320

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets summary	June 30, 2023 (Unaudited)	December 31, 2022
Right of use lease assets	$(3,222)	$(139)
Inventories allowance	271,776	209,131
Net loss carry forward	826,704	340,328
Total	$1,095,258	$549,320

The Company files income tax return in the U.S. federal jurisdiction and various state jurisdictions. Based on management’s evaluation, there is no provision necessary for material uncertain tax position for the Company at June 30, 2023 and December 31, 2022.

As of June 30, 2023 and December 31, 2022, the Company reported net operating losses of $2,550,550 and $1,123,334, respectively. The net operating loss carryforward is not subject to any expiration period under federal regulations, while at the state level, the expiration period usually ranges from 10 to 20 years, or there may be no expiration period at all.

The Company expects to generate sufficient taxable income in future periods against which the deferred tax assets can be utilized. Accordingly, a valuation allowance may not be needed.

NOTE 12 - Revenue

Revenue was comprised of the following for the three and six months ended June 30, 2023 and 2022, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2023 (Unaudited)	2022	2023 (Unaudited)	2022

Revenue	$24,445,148	$15,836,298	$47,507,242	$29,332,508
Sales returns	(1,545,703)	(884,373)	(3,218,025)	(1,864,627)
Discounts	(481,997)	(151,407)	(804,160)	(313,380)
Total	$22,417,448	$14,800,518	$43,485,057	$27,154,501

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - General and Administrative Expenses

General and administrative expenses were comprised of the following for the three and six months ended June 30, 2023 and 2022, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2023(Unaudited)	2022	2023(Unaudited)	2022

Payroll	$1,244,879	$1,294,397	$2,321,916	$2,136,941
Legal and professional fees	182,490	320,166	288,095	570,963
Insurance expense	140,450	115,201	277,831	258,088
Storage & rental fees	107,034	101,393	220,276	186,659
Sales taxes	10,705	72,166	21,051	153,181
Outside services	69,436	62,253	105,376	132,920
Annual franchise tax	36,000	-	86,194	49,870
Pension	43,136	36,371	88,279	73,676
Office expense	3,132	17,898	4,915	52,185
Software subscriptions expense	49,558	26,329	91,483	44,172
Manpower recruitment advertising expense	-	22,351	-	39,029
Meals and entertainment expense	-	14,452	388	18,994
Other general and administrative expenses	71,155	192,665	165,357	234,928
Total	$1,957,975	$2,275,642	$3,671,161	$3,951,606

For the six months ended June 30, 2023 and 2022, the Company had $88,279 and $73,676, respectively, for pension expenses, which is a retirement benefit required by the Labor Standards Act in Taiwan, which mandates employers to provide retirement benefits to their employees.

NOTE 14 - Stockholders’ Equity

Preferred Stock

As of June 30, 2023 and December 31, 2022, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares issued and outstanding as of June 30, 2023 and December 31, 2022. The holders of the preferred stock are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of June 30, 2023 and December 31, 2022, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized. As of June 30, 2023 and December 31, 2022, there were 35,070,776 and 35,047,828 shares of common stock issued and outstanding, respectively.

Share Issuances for Stock Compensation

On February 1, 2022, the Company issued 1,772 shares of Company common stock to each of Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, with a fair market value of $4.00 per share as compensation for the past services to the Company pursuant to the terms of their Executive Employment Agreements with the Company.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 30, 2023, the Company issued 1,752 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui, with a fair market value of $1.7125 per share as compensation for the past services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

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

NOTE 15 - Commitments and Contingencies

As of June 30, 2023 and 2022, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of June 30, 2023 and 2022, the Company had no pending legal proceedings. No amounts have been accrued in the unaudited consolidated financial statements with respect to any such matters.

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

Market Description/Opportunities

Total U.S. retail sales increased 8% to $7.10 trillion in 2022 from $6.56 trillion in 2021. Consumers spent $1,032.82 billion online with U.S. merchants in 2022, which is approximately 14.55% of total retail sales for the year compared to 13.52% in 2021. Amazon accounted for nearly 40% of all e-commerce in the United States, which makes Amazon the biggest ecommerce giant currently in the U.S. market.

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

Competitive Advantage

Among more than two million active third-party sellers on Amazon, we believe we have two main competitive advantages:

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

With respect to our advertising strategy, we advertise those products that we estimate will have greater demand based on our experience. This lets us allocate our advertising budget in a fashion that delivers positive value. We advertise our products on Amazon. We allocate our advertising dollars prudently. This is accomplished by advertising items that deliver the most return for our advertising spending. We monitor the items being advertised by our competitors. On the operations side, we constantly refine our processes based on lessons learned from historical data. The combination of managing the business operations effectively along with allocating our advertising budget to high value items allows us to generate more revenue. In cases where the advertising is fierce, we allocate the spending appropriately. Our strategy for competing with larger competitors is to monitor their pricing and not compete with them when their pricing is low or at a loss. Competitors sell at low prices or at a loss due to a variety of reasons, including, but not limited to, their desire to liquidate inventory or achieve a short-term increase in revenue. During these times, we avoid matching their prices.

Our Financial Position

For the three months ended June 30, 2023 and 2022, we generated net revenues of $22,417,448 and $14,800,518, respectively, and reported a net loss of $769,368 and $313,407, respectively, and cash flow used in operating activities of $135,364 and $4,746,387, respectively. For the six months ended June 30, 2023 and 2022, we generated revenues of $43,485,057 and $27,154,501, respectively, and reported net loss of $2,004,612 and $958,295, respectively, and cash used in operating activities of $3,265,398 and $12,670,858, respectively.

As noted in our unaudited consolidated financial statements, as of June 30, 2023, we had an accumulated deficit of $827,540.

Results of Operations

The following table shows a comparison of our unaudited income statements for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Statement of Operations Data
Total revenues	$22,417,448	$14,800,518	$43,485,057	$27,154,501
Total cost of goods sold	(11,059,899)	(6,443,910)	(22,511,806)	(12,341,179)
Gross profit	11,357,549	8,356,608	20,973,251	14,813,322
Total operating expenses	(12,203,887)	(8,756,267)	(23,424,044)	(15,958,333)
Loss from operations	(846,338)	(399,659)	(2,450,793)	(1,145,011)
Total other non-operating expense	(44,012)	(10,757)	(99,757)	(92,826)
Income tax benefit	120,982	97,009	545,938	279,542
Net loss	(769,368)	(313,407)	(2,004,612)	(958,295)
Other comprehensive loss	(9,192)	(9,497)	(7,853)	(11,913)
Total comprehensive loss	$(778,560)	$(322,904)	$(2,012,465)	$(970,208)

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

Revenue

We generated $22,417,448 in revenues in the three months ended June 30, 2023, as compared to $14,800,518 in revenues in the same period in 2022. This represents an increase in revenues of $7,616,930, or 51.46%. We attribute this increase to our continued growth and maturity in our operating model, despite the overall e-commerce traffic slowdown and intense competition. Our total orders in the three months ended June 30, 2023 were approximately 972,136, as compared to 543,826 orders in the three months ended June 30, 2022, representing an increase of 78.76%. This surge in orders has played a pivotal role in driving the overall revenue growth. The substantial increase in order quantity indicates a rising demand for our products, leading to a corresponding increase in revenue generated from these sales. As a result, the increase in orders has directly contributed to the overall growth in the Company’s revenue during the period. The 78.76% increase in orders reflects strong customer demand, but our pricing strategy, including competitive pricing pressure and discounts offered during the period, resulted in lower prices for products sold. As a consequence, even with the significant order volume increase, the revenue growth was slightly shy of fully matching this proportion.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2023, totaled $11,059,899, as compared to $6,443,910 for the three months ended June 30, 2022. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods. The rise in the cost of goods sold can be attributed to an increase in the overall cost of doing business, particularly with increased product costs and other expenses within the supply chain.

Operating Expenses

Operating expenses for the three months ended June 30, 2023, totaled $12,203,887, representing a $3,447,620, or 39.37%, increase from the $8,756,267 of operating expenses for the three months ended June 30, 2022. This change was caused by an increase in platform fees and fees paid to Amazon. The Amazon fees are proportional to revenues. In 2023, Amazon made strategic adjustments to its Fulfillment by Amazon (“FBA”) fees and costs, which had a direct impact on our operating expenses. The increase in revenues in the three months ended June 30, 2023 over the same period in 2022 drove the increase in platform fees and higher Amazon fees.

Other Expense

Other expense for the three months ended June 30, 2023, was $44,012, compared to $10,757 for the three months ended June 30, 2022. The increase was mainly due to accrued interest from due to related parties.

Total Comprehensive Loss

Total comprehensive loss for the three months ended June 30, 2023, was $778,560, as compared with $322,904 for the three months ended June 30, 2022. The increase in total comprehensive loss was driven by an increase in the Company’s operating expenses in the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Revenue

We generated $43,485,057 in revenues in the six months ended June 30, 2023, as compared to $27,154,501 in revenues in the same period in 2022. This represents an increase in revenues of $16,330,556, or 60.14%. We attribute this increase to our continued growth and maturity in our operating model, despite the overall e-commerce traffic slowdown and intense competition. Our total orders in the six months ended June 30, 2023 were approximately 1,884,580, as compared to 1,071,386 orders in the six months ended June 30, 2022, representing an increase of 75.9%. This surge in orders has played a pivotal role in driving the overall revenue growth. The substantial increase in order quantity indicates a rising demand for our products, leading to a corresponding increase in revenue generated from these sales. As a result, the increase in orders has directly contributed to the overall growth in the Company’s revenue during the period. The 78.76% increase in orders reflects strong customer demand, but our pricing strategy, including competitive pricing pressure and discounts offered during the period, resulted in lower prices for products sold. As a consequence, even with the significant order volume increase, the revenue growth was slightly shy of fully matching this proportion.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2023, totaled $22,511,806, as compared to $12,341,179 for the six months ended June 30, 2022. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods. The rise in the cost of goods sold can be attributed to an increase in the overall cost of doing business, particularly with increased product costs and other expenses within the supply chain.

Operating Expenses

Operating expenses for the six months ended June 30, 2023, totaled $23,424,044, representing a $7,465,711, or 46.78%, increase from the $15,958,333 of operating expenses for the six months ended June 30, 2022. This change was caused by an increase in platform fees and fees paid to Amazon. The Amazon fees are proportional to revenues. In 2023, Amazon made strategic adjustments to its FBA fees and costs, which had a direct impact on our operating expenses. The increase in revenues in the six months ended June 30, 2023 over the same period in 2022 drove the increase in platform fees and higher Amazon fees.

Other Expense

Other expense for the six months ended June 30, 2023, was $99,757, compared to $92,826 for the six months ended June 30, 2022. The increase was mainly due to accrued interest from due to related parties.

Total Comprehensive Loss

Total comprehensive loss for the six months ended June 30, 2023, was $2,012,465, as compared to $970,208 for the six months ended June 30, 2022. The increase in total comprehensive loss was driven by an increase in our operating expenses in the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $1,118,671 and $2,306,430 as of June 30, 2023 and 2022, respectively.

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

The following table shows a summary of our cash flows for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
Statement of Cash Flows
Net cash used in operating activities	$(3,424,440)	$(12,670,858)
Net cash used in investing activities	$(5,881)	$(164,174)
Net cash provided by financing activities	$-	$4,556,005
Effect of changes in foreign currency rates	$(13,597)	$(7,115)
Net decrease in cash	$(3,443,918)	$(8,286,142)
Cash - beginning of the period	$4,562,589	$10,592,572
Cash - end of the period	$1,118,671	$2,306,430

Net Cash Used in Operating Activities

For the six months ended June 30, 2023, cash used in operating activities amounted to $3,424,440, as compared to $12,670,858 of cash used in operating activities for the six months ended June 30, 2022. This was driven by our net loss of $2,004,612 and as we continue to invest in inventory growth while at the same time, pay off accounts payable for the six months ended June 30, 2023, as compared to $958,295 for the same period in 2022.

Despite the increase in revenue to $43,485,057 for the six months ended June 30, 2023, as compared to $27,154,501 for the six months ended June 30, 2022, the revenue increase was offset by a corresponding increase in cost of goods sold of $10,170,627 and an increase in operating expenses of $7,465,711.

Net Cash Used in Investing Activities

For the six months ended June 30, 2023, $5,881 in cash was used in investing activities, compared to $164,174 in cash used in investing activities for the six months ended June 30, 2022.

Net Cash (Used in) Provided by Financing Activities

For the six months ended June 30, 2023, cash used in financing activities amounted to $-, as compared to cash provided by financing activities of $4,556,005 for the six months ended June 30, 2022.

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

Bank of America Loan

On June 18, 2019, the Company issued a Promissory Note (the “BofA Note”) in the amount of $785,000 to Bank of America for a loan in the amount of $785,000. The BofA Note matures on June 18, 2024 and bears interest at a rate of 8.11% per annum. The monthly payment is $15,963, consisting of $11,398 of principal and $4,565 of interest. As of June 30, 2023, the aggregate principal amount of the BofA Note outstanding was $-. As of June 30, 2023, there was an outstanding balance of deferred interest of $27,996.

Taishin International Bank

On August 18, 2022, Flywheel, entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). The line of credit matures on August 30, 2023. As of June 30, 2023, the outstanding balance under the Taishin line of credit was $643,294, and bears interest at a rate of 3.2% per annum. Also, Flywheel has accrued interest expense of $1,691 as of June 30, 2023.

Affiliated Loans

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of June 30, 2023, the Company had $4,284,182 due to related parties. While stockholder payables are generally non-interest bearing and payable on demand, the Company and stockholders entered into loan agreements for loans with terms over one year.

December 2020 Loan

On December 30, 2020 and later modified on September 16, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement of $1,041,353 and converted it into a retroactive interest-bearing (2%) loan with a repayment date of December 31, 2021. On January 18, 2022 and January 27, 2023, the Company repaid the loan principal and accrued interest in full. Together, Mr. Lai and Ms. Yu hold over 95% of the Company’s outstanding shares. Mr. Lai is the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer. Ms. Yu is the Company’s Senior Vice President and a member of the Company’s Board of Directors.

July 2021 Loan

On July 27, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement with a principal amount of $4,170,418. The loan is subordinated. The original annual interest rate was 2% and the original repayment date was December 31, 2022. On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan, with the new maturity date of December 31, 2024. As amended, the annual interest rate of the loan is 5.5%. The Company had accrued interest of $113,764 as of June 30, 2023.

Leases

The Company has four operating leases (Flywheel has four offices lease in Taiwan). The respective lease terms are January 1, 2022 to December 31, 2023, June 1, 2022 to May 31, 2024, August 1, 2022 to July 31, 2024 and February 9, 2023 to March 8, 2025, respectively.

For the Year Ending
June 30, (Unaudited)	Amount

2023	$204,461
2024	82,191
2025	2,415
2026	-
2027 and thereafter	-
Total minimum lease payments	289,067
Less: effect of discounting	(6,887)
Present value of the future minimum lease payment	282,180
Less: operating lease liabilities-current	(266,672)
Total operating lease liabilities-non-current	$15,508

Sales Taxes

We make an assessment of sales tax payable, including any related interest and penalties, and accrue these estimates on the financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. We collect and remit sales tax in accordance with state regulations. We estimate that as of June 30, 2023, we owed $288,466 in sales taxes, along with penalties and interest. The Company has made significant progress filing historical sales tax returns and targets completion of filings for all jurisdictions in 2023.

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

Cash

The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash. The carrying amount of cash approximates fair value.

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

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon such evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 30, 2023, the Company issued 1,752 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui, with a fair market value of $1.7125 per share as compensation for the past services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

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

HOUR LOOP, INC.

Dated: August 9, 2023	By:	/s/ Sam Lai
Sam Lai
Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

