Form 10-Q
period 2023-09-30
Hour Loop, Inc
filed 2023-11-13
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 35,082,464 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Hour Loop, Inc.

Item 1. Financial Statements.

HOUR LOOP, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except for share data)

As of September 30, 2023 and December 31, 2022

(Unaudited)

	September 30,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$562,612	$4,562,589
Accounts receivable, net	737,154	352,379
Inventory, net	23,725,207	18,801,529
Prepaid expenses and other current assets	1,153,552	741,243
Total current assets	26,178,525	24,457,740

Property and equipment, net	175,139	274,195
Deferred tax assets	1,057,710	549,320
Right-of-use lease assets	195,047	450,721
Total non-current assets	1,427,896	1,274,236
TOTAL ASSETS	$27,606,421	$25,731,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term loan	$620,732	$652,316
Accounts payable	16,909,757	11,883,253
Accrued expenses and other current liabilities	900,654	1,742,972
Operating lease liabilities-current	171,626	385,216
Total current liabilities	18,602,769	14,663,757

Non-current liabilities
Operating lease liabilities-non-current	5,598	64,945
Due to related parties	4,170,418	4,170,418
Total non-current liabilities	4,176,016	4,235,363
Total liabilities	22,778,785	18,899,120
Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 35,070,776 and 35,047,828 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3,507	3,506
Additional paid-in capital	5,709,652	5,675,320
(Accumulated deficit) retained earnings	(842,596)	1,177,072
Accumulated other comprehensive loss	(42,927)	(23,042)
Total stockholders’ equity	4,827,636	6,832,856

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,606,421	$25,731,976

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except for share and per share data)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Revenues, net	$29,152,360	$17,556,053	$72,637,417	$44,710,554
Cost of revenues	(13,819,798)	(7,999,769)	(36,331,604)	(20,340,948)
Gross profit	15,332,562	9,556,284	36,305,813	24,369,606

Operating expenses
Selling and marketing	13,632,333	7,779,145	33,385,216	19,785,872
General and administrative	1,682,242	1,740,427	5,353,403	5,692,033
Total operating expenses	15,314,575	9,519,572	38,738,619	25,477,905

Income (Loss) from operations	17,987	36,712	(2,432,806)	(1,108,299)

Other (expenses) income
Other expense	(3,702)	(6,651)	(18,419)	(16,045)
Interest expense	(62,476)	(22,876)	(185,964)	(127,001)
Other income	70,683	155,983	109,131	176,676
Total other income (expenses), net	4,505	126,456	(95,252)	33,630

Income (Loss) before income taxes	22,492	163,168	(2,528,058)	(1,074,669)
Income tax (expense) benefit	(37,548)	(12,963)	508,390	266,579

Net (loss) income	(15,056)	150,205	(2,019,668)	(808,090)

Other comprehensive (loss) income
Foreign currency translation adjustments	(12,032)	12,441	(19,885)	8,399

Total comprehensive (loss) income	$(27,088)	$162,646	$(2,039,553)	$(799,691)

Basic and diluted (loss) income per common share	$(0.00)	$0.01	$(0.06)	$(0.02)
Weighted-average number of common shares outstanding	35,058,340	33,300,058	35,061,286	34,973,580

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY

(In U.S. Dollars, except for share data)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

For the three months ended September 30, 2023 and 2022

				(Accumulated	Accumulated
	Common	Common	Additional	Deficit)	Other	Total
	Stock	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

BALANCE AT June 30, 2023	35,070,776	$3,507	$5,709,652	$(827,540)	$(30,985)	$4,854,724

Stock-based compensation

Currency translation adjustments					(12,032)	(12,032)

Net loss				(15,056)		(15,056)

BALANCE AT September 30, 2023	35,070,776	$3,507	$5,709,652	$(842,596)	$(42,927)	$4,827,636

BALANCE AT June 30, 2022	35,042,578	$3,504	$5,645,322	$1,696,400	$(11,913)	$7,333,313

Stock-based compensation	5,250	1	14,999	-	-	15,000

Currency translation adjustments	-	-	-	-	12,441	12,441

Net Income	-	-	-	150,205	-	150,205

BALANCE AT September 30, 2022	35,047,828	$3,505	$5,660,321	$1,846,605	$528	$7,510,959

For the nine months ended September 30, 2023 and 2022

				(Accumulated	Accumulated
	Common	Common	Additional	Deficit)	Other	Total
	Stock	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

BALANCE AT DECEMBER 31, 2022	35,047,828	$3,506	$5,675,320	$1,177,072	$(23,042)	$6,832,856

Stock-based compensation	22,948	1	34,332			34,333

Currency translation adjustments					(19,885)	(19,885)

Net loss				(2,019,668)		(2,019,668)

BALANCE AT September 30, 2023	35,070,776	$3,507	$5,709,652	$(842,596)	$(42,927)	$4,827,636

BALANCE AT DECEMBER 31, 2021	33,300,000	$3,330	$4,291	$2,654,695	$(7,871)	$2,654,445

Issuance of shares	1,725,000	172	5,580,020			5,580,192

Stock-based compensation	22,828	3	76,010			76,013

Currency translation adjustments					8,399	8,399

Net loss				(808,090)		(808,090)

BALANCE AT September 30, 2022	35,047,828	$3,505	$5,660,321	$1,846,605	$528	$7,510,959

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2022

Cash flows from operating activities
Net loss	$(2,019,668)	$(808,090)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expenses	100,441	39,993
Amortization of right-of-use lease assets	262,913	212,126
Deferred tax assets	(508,390)	(266,709)
Stock-based compensation	34,333	76,013
Inventory allowance	130,319	605,316
Changes in operating assets and liabilities:
Accounts receivable	(384,775)	(137,434)
Inventory	(5,053,997)	(14,921,838)
Prepaid expenses and other current assets	(412,309)	(467,412)
Accounts payable	5,026,504	1,474,511
Accrued expenses and other current liabilities	(683,276)	(152,606)
Operating lease liabilities	(280,333)	(179,701)
Net cash used in operating activities	(3,788,238)	(14,525,831)

Cash flows from investing activities:
Purchases of property and equipment	(14,024)	(268,342)
Net cash used in investing activities	(14,024)	(268,342)

Cash flows from financing activities:
Payments to related parties	(159,042)	(898,583)
Proceeds from Short-term debt	-	630,915
Proceeds from issuance of shares	-	6,156,360
Net cash provided by financing activities	(159,042)	5,888,692

Effect of changes in foreign currency exchange rates	(38,673)	17,015

Net change in cash	(3,999,977)	(8,888,466)

Cash at beginning of period	4,562,589	10,592,572

Cash at end of period	$562,612	$1,704,106

Supplemental disclosures of cash flow information:
Cash paid for interest	$172,964	$-
Cash paid for income tax	$362	$-
Noncash investing and financing activities:
Right-of-use of assets and operating lease liabilities recognized	$27,330	$688,440

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

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto and other pertinent information contained in our Form 10-K as filed with the SEC on March 31, 2023. The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023.

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

The relevant exchange rates are listed below:

	September 30,	December 31,	September 30,
	2023	2022	2022

Period NTD: USD exchange rate	$32.220	$30.660	$31.700
Period Average NTD: USD exchange rate	$31.983	$30.618	$31.200

Going Concern Consideration

As of September 30, 2023, the Company had negative cash flow from operating activities of $3,788,238, and net loss of $2,019,668. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

Most of the borrowings of the Company as of September 30, 2023 were from the related parties, which will not be repayable within the next 12 months and are subject to renewal. Management is confident that these borrowings can be renewed upon expiration.

In order to strengthen the Company’s liquidity in the foreseeable future, the Company has taken the following measures:

i.	Taking various cost control measures to tighten the costs of operations; and

ii.	Implementing various strategies to enhance sales and profitability.

As a result of these efforts, the Company managed to mitigate its losses during the three months ended September 30, 2023, demonstrating improvement compared to the three months ended June 30 and March 31, 2023.

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

Significant estimates, include but not limited to, estimates associated with the collectability of allowance for accounts receivable, accounts receivable, useful life of property and equipment, impairment long lived assets, valuation allowance for deferred tax assets, inventory valuation and inventory provision.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reclassification - Certain amounts in the consolidated financial statements for the prior financials have been reclassified to conform to the current interim review presentation. These reclassifications had no impact on consolidated net earnings, consolidated financial position, or consolidated cash flows. Proposed changes involve presenting accrued interest as a current liability, and reclassifying inventory allowance, deferred tax assets, prepaid expenses and other current assets and proceeds from issuance of shares in the consolidated cash flows, and adjustments were made for the nine months ended September 30, 2022.

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

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for bad debt and doubtful receivables as the Company deems necessary or appropriate. As of September 30, 2023 and December 31, 2022, the Company did not deem it necessary to have an allowance for bad debt or doubtful accounts.

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

The “Cost of revenues” line item in the unaudited consolidated statements of operations is principally inventory sold to customers during the reporting period. The Company had inventory allowance balances of $972,582 and $842,263 as of September 30, 2023 and December 31, 2022, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 6.45% and 6.12% of gross sales for the periods ended September 30, 2023 and 2022, respectively.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $17,091,747 and $9,685,604 for the periods ending September 30, 2023 and 2022, respectively, recorded as selling and marketing expenses. Revenue is recognized when control of merchandise passes to the customer, usually at shipment.

For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenue for the periods ending September 30, 2023 and 2022 is recognized at a point in time.

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

The Company makes an assessment of sales tax payable including any related interest and penalties and accrues these estimates on its financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with state regulations. The Company estimates that as of September 30, 2023 and December 31, 2022, it owed $288,482 and $288,466, respectively, in sales taxes along with penalties and interest resulting from late filings.

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

The Company’s accounts receivable are derived from sales contracts with a large number of customers and get disbursement from Amazon. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the three and nine months ended September 30, 2023 and 2022, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of September 30, 2023 and 2022, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of September 30, 2023 and December 31, 2022, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers.   Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes 15 to 20 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the three and nine months ended September 30, 2023 and 2022, approximately 100% of the Company’s revenue was through or with the Amazon sales platform.

Selling and Marketing – Selling, and marketing costs are expensed as incurred in accordance with ASC 720-35. Among these, advertising and promotion expenses were $2,617,318 and $1,518,345 for the nine months ended September 30, 2023 and 2022, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the three and nine months ended September 30, 2023 and 2022. Therefore, the diluted earnings per share is the same as basic earnings per share.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Share issuances for stock compensation - Compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

Long lived assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three and nine months ended September 30, 2023 and 2022.

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

NOTE 3 - Cash

Cash was comprised of the following as of September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022

Checking account	$230,094	$939,323
Savings account and cash	332,518	3,623,266
Total	$562,612	$4,562,589

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Inventory

Inventory was comprised of the following as of September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022

Inventory	$20,154,070	$14,911,735
Inventory-in-transit	4,543,719	4,732,057
Allowance	(972,582)	(842,263)
Total	$23,725,207	$18,801,529

For the nine months ended September 30, 2023 and twelve months ended December 31, 2022, respectively, the Company recorded inventory provision as follows:

	September 30,	December 31,
	2023	2022
Allowance of inventory
Beginning balance	$842,263	$184,720
Allowance	130,319	665,356
Inventory allowance reversal	-	(7,813)
Ending balance	$972,582	$842,263

The allowance of inventory is recorded under cost of goods sold in the income statement.

NOTE 5 - Property and Equipment

Property and equipment were comprised of the following as of September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022

Property and equipment	$350,377	$353,574
Accumulated depreciation and amortization	(175,238)	(79,379)
Total property and equipment, net	$175,139	$274,195

For the nine months ended September 30, 2023 and twelve months ended December 31, 2022, the Company purchased $14,024 and $339,518, for fixtures and equipment, respectively.

For the nine months ended September 30, 2023 and twelve months ended December 31, 2022, the Company had $100,441 and $79,084, for depreciation, respectively.

For the nine months ended September 30, 2023 and twelve months ended December 31, 2022, the Company had no disposal or pledge, respectively.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022

Advance to suppliers	$575,650	$182,105
Prepaid expenses-insurance	44,506	-
Prepaid expenses-other	74,075	55,731
Lease refundable deposit	77,171	80,235
Tax receivable	365,197	413,895
Other current assets	16,953	9,277
Total	$1,153,552	$741,243

As of September 30, 2023 and December 31, 2022, there was a tax receivable of $365,197 and $413,895, respectively, due to prepaid income taxes.

NOTE 7 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022

Sales tax payable	$288,482	$288,466
Accrued payroll	247,972	295,673
Accrued bonus	-	468,209
Accrued expenses	147,551	182,294
Accrued interest	171,578	159,042
Other payables	45,071	349,288
Total	$900,654	$1,742,972

The Company made an assessment of sales tax payable, including any related interest and penalties, and accrued those estimates on the financial statements. Of the sales tax payable, $78,947 and $78,947 are related to interest and penalties as of September 30, 2023 and December 31, 2022, respectively.

A bonus expense is accrued on an annual basis, when the Company’s financial or operational performance meets the required performance level. The Company has $-0- and $468,209 accrued for bonuses as of September 30, 2023 and December 31, 2022, respectively.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Short-Term Loan

Line of Credit

On June 19, 2019, the Company signed a line of credit agreement in the amount of $785,000 with Bank of America. The line of credit matures on June 18, 2024 and bears interest at a rate of 8.11% per annum.

As of September 30, 2023 and December 31, 2022, the outstanding balance under the Bank of America line of credit was $-0- and $-0-, respectively. Also, the Company had accrued interest expense of $27,996 as of September 30, 2023 that is due on June 18, 2024. Accrued interest expense has been recorded in the accrued expenses on the balance sheet.

On August 18, 2022, Flywheel signed a line of credit agreement in the amount of $6,940,063 with Taishin International Bank. The line of credit matures on August 30, 2023 and bears interest at a rate of 3.2% per annum.

On August 11, 2023, the term of the loan was extended for an additional year, revising the maturity date to August 30, 2024. The annual interest rate remains at 3.2%.

As of September 30, 2023 and December 31, 2022, the outstanding balance under the Taishin International Bank line of credit was $620,732 and $652,316, respectively. On September 30, 2023, the Company paid accrued interest in full.

NOTE 9 - Related Party Balances and Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. Stockholder loans and advances are non-interest bearing and payable on demand. As of September 30, 2023 and December 31, 2022, the Company had $4,170,418 and $4,170,418 due to related parties (Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer   and a significant stockholder of the Company; and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company), respectively. The loan is memorialized in a Loan Agreement dated October 15, 2021. The annual interest rate is 2% and the repayment date is December 31, 2022.

On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan for another two years, with a revised maturity date of December 31, 2024. The annual interest rate is 5.5%. The Company had accrued interest of $171,578 as of September 30, 2023.

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

For the nine months ended on September 30, 2023 and 2022, the Company had payments to related parties of $159,042 and $898,583, respectively.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Leases

The Company had four operating leases (Flywheel’s office leases in Taiwan) as of September 30, 2023. The leased assets in Flywheel are presented as right-of-use assets.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of September 30, 2023:

	Flywheel	Flywheel	Flywheel	Flywheel
	January 2022 to	June 2022	August 2022	February 2023
Initial lease term	December 2023	to May 2024	to July 2024	to March 2025

Initial recognition of right-of-use assets	$488,262	$105,632	$147,547	$28,652
Weighted-average remaining lease term at
September 30, 2023	0.3	0.67	0.83	1.42
Weighted-average discount rate at
September 30, 2023	8.11%	8.11%	2.50%	3.20%

Operating lease liabilities-current as of September 30, 2023 and December 31, 2022 were $171,626 and $385,216, respectively. Operating lease liabilities-non-current as of September 30, 2023 and December 31, 2022 were $5,598 and $64,945, respectively. The right-of-use assets balance as of September 30, 2023 and December 31, 2022, were $195,047 and $450,721, respectively.

For the nine months ended September 30, 2023 and 2022, the amortization of the right-of-use asset was $262,913 and $310,161, respectively.   These amounts were recorded in general and administrative expenses. Additionally, for the nine months ended September 30, 2023 and 2022, the Company made lease payments of $280,333 and $283,244, respectively, which were included in the operating cash flows statement.

The future minimum lease payment schedule for all operating leases as of September 30, 2023, is as disclosed below.

For the Period Ending
September 30,	Amount

2023	$98,645
2024	79,309
2025	2,331
2026	-
2027 and thereafter	-
Total minimum lease payments	180,285
Less: effect of discounting	(3,061)
Present value of the future minimum lease payment	177,224
Less: operating lease liabilities-current	(171,626)
Total operating lease liabilities-non-current	$5,598

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Income Tax

The components of income taxes benefit are as follows:

	September 30,	December 31,
	2023	2022
Federal rate	21.90%	21.00%
Blended state tax rate	3.85%	3.83%
Effective tax rate	25.75%	24.83%

	Current	Deferred	Total
	Income Tax	Income Tax	Income Tax
Tax Expense Summary	Expense	Benefit	Benefit
Federal	$-	$(432,339)	$(432,339)
State	-	(76,051)	(76,051)
Total tax expense (benefit)	$-	$(508,390)	$(508,390)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 2023 were as follows:

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets summary	September 30, 2023	December 31, 2022
Federal	$896,933	$464,594
State	160,777	84,726
Total	$1,057,710	$549,320

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets summary	September 30, 2023	December 31, 2022
Right of use lease assets	$(4,590)	$(139)
Inventories allowance	250,481	209,131
Net loss carry forward	811,819	340,328
Total	$1,057,710	$549,320

The Company files income tax return in the U.S. federal jurisdiction and various state jurisdictions. Based on management’s evaluation, there is no provision necessary for material uncertain tax position for the Company at September 30, 2023 and December 31, 2022.

For the nine months ended September 30, 2023 and year ended December 31, 2022, the Company reported net operating losses of $2,528,058 and $1,123,334, respectively. The net operating loss carryforward is not subject to any expiration period under federal regulations, while at the state level, the expiration period usually ranges from 10 to 20 years, or there may be no expiration period at all.

The Company expects to generate sufficient taxable income in future periods against which the deferred tax assets can be utilized. Accordingly, a valuation allowance may not be needed.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Revenue

Revenue was comprised of the following for the three and nine months ended September 30, 2023 and 2022, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Revenue	$31,431,538	$18,877,019	$78,938,780	$48,209,527
Sales returns	(1,874,956)	(1,083,766)	(5,092,981)	(2,948,393)
Discounts	(404,222)	(237,200)	(1,208,382)	(550,580)
Total	$29,152,360	$17,556,053	$72,637,417	$44,710,554

NOTE 13 - General and Administrative Expenses

General and administrative expenses were comprised of the following for the three and nine months ended September 30, 2023 and 2022, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Payroll	$1,027,773	$1,047,209	$3,349,689	$3,184,150
Legal and professional fees	137,521	113,640	425,616	684,604
Insurance expense	130,831	173,915	408,662	432,003
Storage & rental fees	105,623	131,373	325,899	318,032
Sales taxes	3,133	8,218	24,184	233,660
Outside services	71,865	60,939	177,241	193,859
Annual franchise tax	18,000	-	104,194	49,870
Pension	44,326	59,130	132,605	132,807
Office expense	3,731	15,601	8,646	67,785
Software subscriptions expense	46,294	13,773	137,777	57,945
Manpower recruitment advertising expense	-	8,346	-	47,375
Meals and entertainment expense	475	6,628	863	25,622
Other general and administrative expenses	92,670	101,655	258,027	264,321
Total	$1,682,242	$1,740,427	$5,353,403	$5,692,033

For the nine months ended September 30, 2023 and 2022, the Company had $132,605 and $132,807, respectively, for pension expenses, which is a retirement benefit required by the Labor Standards Act in Taiwan, which mandates employers to provide retirement benefits to their employees.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Stockholders’ Equity

Preferred Stock

As of September 30, 2023 and December 31, 2022, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares issued and outstanding as of September 30, 2023 and December 31, 2022. The holders of the preferred stock are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of September 30, 2023 and December 31, 2022, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized. As of September 30, 2023 and December 31, 2022, there were 35,070,776 and 35,047,828 shares of common stock issued and outstanding, respectively.

Share Issuances for Stock Compensation

On February 1, 2022, the Company issued 1,772 shares of Company common stock to each of Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, with a fair market value of $4.00 per share as compensation for the services to the Company pursuant to the terms of their Executive Employment Agreements with the Company.

On February 1, 2022, the Company issued 1,750, 1,750, and 709 shares of Company common stock to Michael Lenner, Douglas Branch, and Alan Gao, respectively, with a fair market value of $4.00 per share as compensation for the services as directors to the Company pursuant to the terms of their Director Agreements with the Company.

On May 20, 2022, the Company issued 916 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, and Alan Gao, with a fair market value of $3.2745 per share as compensation for the services as executives or directors to the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

On June 30, 2022, the Company issued 1,049 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, and Alan Gao, with a fair market value of $2.8605 per share as compensation for the services as executives or directors to the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

On September 30, 2022, the Company issued 1,050 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, and Alan Gao, with a fair market value of $2.8565 per share as compensation for the services as executives or directors to the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On January 4, 2023, the Company issued 1,001 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, and Alan Gao, with a fair market value of $2.9985 per share as compensation for the services as executives or directors to the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

On April 3, 2023, the Company issued 1,365, 1,365, 1,365, 1,365, 1,365 and 606 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui, respectively, with a fair market value of $2.1985 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

On June 30, 2023, the Company issued 1,752 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui, with a fair market value of $1.7125 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

IPO Proceeds

On January 11, 2022, we closed our initial public offering (the “IPO”) of 1,725,000 shares of common stock, which included the full exercise of the underwriter’s over-allotment option, at a public offering price of $4.00 per share, for aggregate gross proceeds of $6,900,000, prior to deducting underwriting discounts, commissions, and other offering expenses. Our common stock began trading on The Nasdaq Capital Market on January 7, 2022, under the symbol “HOUR”. EF Hutton, division of Benchmark Investments, LLC, acted as sole book-running manager for the offering. The net proceeds of the offering, after deducting expenses of $743,640, were $6,156,360. Meanwhile, other costs incurred in the IPO totaled $576,168, the main nature of which was professional fees. As a result, common stock increased by $172, and additional paid-in capital increased by $5,580,020.

NOTE 15 - Commitments and Contingencies

As of September 30, 2023 and 2022, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of September 30, 2023 and 2022, the Company had no pending legal proceedings. No amounts have been accrued in the unaudited consolidated financial statements with respect to any such matters.

NOTE 16 - Subsequent Events

On October 2, 2023, the Company issued 1,948 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui, with a fair market value of $1.5400 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

The Company has evaluated subsequent events from the balance sheet date through November 13, 2023, the date at which the financial statements were available to be issued, and determined that, apart from the events mentioned above, there are no other subsequent events to disclose.

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

Our Financial Position

For the three months ended September 30, 2023 and 2022, we generated net revenues of $29,152,360 and $17,556,053, respectively, and reported net (loss) income of $(65,792) and $150,205, respectively, and cash flow used in operating activities of $364,210 and $1,854,973, respectively. For the nine months ended September 30, 2023 and 2022, we generated revenues of $72,637,417 and $44,710,554, respectively, and reported net loss of $2,070,404 and $808,090, respectively, and cash used in operating activities of $3,788,650 and $14,525,831, respectively.

As noted in our unaudited consolidated financial statements, as of September 30, 2023, we had an accumulated deficit of $893,332.

Results of Operations

The following table shows comparisons of our unaudited income statements for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statement of Operations Data
Total revenues	$29,152,360	$17,556,053	$72,637,417	$44,710,554
Total cost of goods sold	(13,819,798)	(7,999,769)	(36,331,604)	(20,340,948)
Gross profit	15,332,562	9,556,284	36,305,813	24,369,606
Total operating expenses	15,314,575	9,519,572	38,738,619	25,477,905
Income (Loss) from operations	17,987	36,712	(2,432,806)	(1,108,299)
Total other non-operating income (expense)	4,505	126,456	(95,252)	33,630
Income tax (benefit) provision	(37,548)	(12,963)	508,390	266,579
Net (loss) income	(15,056)	150,205	(2,019,668)	(808,090)
Other comprehensive (loss) income	(12,032)	12,441	(19,885)	8,399
Total comprehensive (loss) income	$(27,088)	$162,646	$(2,039,553)	$(799,691)

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

Revenues

We generated $29,152,360 in revenues in the three months ended September 30, 2023, as compared to $17,556,053 in revenues in the same period in 2022. This represents an increase in revenues of $11,596,307, or 66.05%. We attribute this increase to our continued growth and maturity in our operating model, despite the overall e-commerce traffic slowdown and intense competition. Our total orders in the three months ended September 30, 2023 were approximately 1,344,876, as compared to 745,807 orders in the three months ended September 30, 2022, representing an increase of 80.32%. This surge in orders has played a pivotal role in driving the overall revenue growth. The substantial increase in order quantity indicates a rising demand for our products, leading to a corresponding increase in revenue generated from these sales. As a result, the increase in orders has directly contributed to the overall growth in the Company’s revenue during the period. The 80.32% increase in orders reflects strong customer demand, but our pricing strategy, including competitive pricing pressure and discounts offered during the period, resulted in lower prices for products sold. As a consequence, even with the significant order volume increase, the revenue growth was slightly shy of fully matching this proportion.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2023, totaled $13,819,798, as compared to $7,999,769 for the three months ended September 30, 2022. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods. The rise in the cost of goods sold can be attributed to an increase in the overall cost of doing business, particularly with increased product costs and other expenses within the supply chain.

Operating Expenses

Operating expenses for the three months ended September 30, 2023, totaled $15,314,575, representing a $5,795,003, or 60.88%, increase from the $9,519,572 of operating expenses for the three months ended September 30, 2022. This change was caused by an increase in platform fees and fees paid to Amazon. The Amazon fees are proportional to revenues. In 2023, Amazon made strategic adjustments to its Fulfillment by Amazon (“FBA”) fees and costs, which had a direct impact on our operating expenses. The increase in revenues in the three months ended September 30, 2023 over the same period in 2022 drove the increase in platform fees and higher Amazon fees.

Other Income

Other income for the three months ended September 30, 2023, was $4,505, compared to $126,456 for the three months ended September 30, 2022. The increase was mainly due to accrued interest from due to related parties.

Total Comprehensive (Loss) Income

Total comprehensive (loss) income for the three months ended September 30, 2023, was $(27,088), as compared with $162,646 for the three months ended September 30, 2022. The increase in total comprehensive loss was driven by an increase in the Company’s operating expenses in the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Revenues

We generated $72,637,417 in revenues in the nine months ended September 30, 2023, as compared to $44,710,554 in revenues in the same period in 2022. This represents an increase in revenues of $27,926,863, or 62.46%. We attribute this increase to our continued growth and maturity in our operating model, despite the overall e-commerce traffic slowdown and intense competition. Our total orders in the nine months ended September 30, 2023 were approximately 3,229,456, as compared to 1,817,193 orders in the nine months ended September 30, 2022, representing an increase of 77.72%. This surge in orders has played a pivotal role in driving the overall revenue growth. The substantial increase in order quantity indicates a rising demand for our products, leading to a corresponding increase in revenue generated from these sales. As a result, the increase in orders has directly contributed to the overall growth in the Company’s revenue during the period. The 77.72% increase in orders reflects strong customer demand, but our pricing strategy, including competitive pricing pressure and discounts offered during the period, resulted in lower prices for products sold. As a consequence, even with the significant order volume increase, the revenue growth was slightly shy of fully matching this proportion.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2023, totaled $36,331,604, as compared to $20,340,948 for the nine months ended September 30, 2022. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods. The rise in the cost of goods sold can be attributed to an increase in the overall cost of doing business, particularly with increased product costs and other expenses within the supply chain.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023, totaled $38,738,619, representing a $13,260,714, or 52.09%, increase from the $25,477,905 of operating expenses for the nine months ended September 30, 2022. This change was caused by an increase in platform fees and fees paid to Amazon. The Amazon fees are proportional to revenues. In 2023, Amazon made strategic adjustments to its FBA fees and costs, which had a direct impact on our operating expenses. The increase in revenues in the nine months ended September 30, 2023 over the same period in 2022 drove the increase in platform fees and higher Amazon fees.

Other (Expense) Income

Other (expense) income for the nine months ended September 30, 2023, was $(95,252), compared to $33,630 for the nine months ended September 30, 2022. The increase was mainly due to accrued interest from due to related parties.

Total Comprehensive Loss

Total comprehensive loss for the nine months ended September 30, 2023, was $2,039,553, as compared to $799,691 for the nine months ended September 30, 2022. The increase in total comprehensive loss was driven by an increase in our operating expenses in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $562,612 and $1,704,106 as of September 30, 2023 and 2022, respectively.

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

The following table shows a summary of our cash flows for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Statement of Cash Flows
Net cash used in operating activities	$(3,788,238)	$(14,525,831)
Net cash used in investing activities	$(14,024)	$(268,342)
Net cash (used in) provided by financing activities	$(159,042)	$5,888,692
Effect of changes in foreign currency rates	$(38,673)	$17,015
Net decrease in cash	$(3,999,977)	$(8,888,466)
Cash - beginning of the period	$4,562,589	$10,592,572
Cash - end of the period	$562,612	$1,704,106

Net Cash Used in Operating Activities

For the nine months ended September 30, 2023, cash used in operating activities amounted to $3,788,238, as compared to $14,525,831 of cash used in operating activities for the nine months ended September 30, 2022. This was driven by our net loss of $2,019,668 and as we continue to invest in inventory growth while at the same time, pay off accounts payable for the nine months ended September 30, 2023, as compared to $808,090 for the same period in 2022.

Despite the increase in revenue to $72,637,417 for the nine months ended September 30, 2023, as compared to $44,710,554 for the nine months ended September 30, 2022, the revenue increase was offset by a corresponding increase in cost of goods sold of $15,990,656 and an increase in operating expenses of $13,260,714.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2023, $14,024 in cash was used in investing activities, compared to $268,342 in cash used in investing activities for the nine months ended September 30, 2022.

Net Cash (Used in) Provided by Financing Activities

For the nine months ended September 30, 2023, cash used in financing activities amounted to $(159,042), as compared to cash provided by financing activities of $5,888,692 for the nine months ended September 30, 2022.

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

Bank of America Loan

On June 18, 2019, the Company issued a Promissory Note (the “BofA Note”) in the amount of $785,000 to Bank of America for a loan in the amount of $785,000. The BofA Note matures on June 18, 2024 and bears interest at a rate of 8.11% per annum. The monthly payment is $15,963, consisting of $11,398 of principal and $4,565 of interest. As of September 30, 2023, the aggregate principal amount of the BofA Note outstanding was $-0-. As of September 30, 2023, there was an outstanding balance of deferred interest of $27,996.

Taishin International Bank

On August 18, 2022, Flywheel, entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). The line of credit matured on August 30, 2023. As of September 30, 2023, the outstanding balance under the Taishin line of credit was $620,732, and bears interest at a rate of 3.2% per annum.

On August 11, 2023, the term of the loan was extended for an additional year, revising the maturity date to August 30, 2024. The annual interest rate remains at 3.2%.

Affiliated Loans

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of September 30, 2023, the Company had $4,170,418 due to related parties. While stockholder payables are generally non-interest bearing and payable on demand, the Company and stockholders entered into loan agreements for loans with terms over one year.

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

July 2021 Loan

On July 27, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement with a principal amount of $4,170,418. The loan is subordinated. The original annual interest rate was 2% and the original repayment date was December 31, 2022. On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan, with the new maturity date of December 31, 2024. As amended, the annual interest rate of the loan is 5.5%. The Company had accrued interest of $171,578 as of September 30, 2023.

Leases

The Company has four operating leases (Flywheel has four offices lease in Taiwan). The respective lease terms are January 1, 2022 to December 31, 2023, June 1, 2022 to May 31, 2024, August 1, 2022 to July 31, 2024 and February 9, 2023 to March 8, 2025, respectively.

For the Period Ending
September 30,	Amount

2023	$98,645
2024	79,309
2025	2,331
2026	-
2027 and thereafter	-
Total minimum lease payments	180,285
Less: effect of discounting	(3,061)
Present value of the future minimum lease payment	177,224
Less: operating lease liabilities-current	(171,626)
Total operating lease liabilities-non-current	$5,598

Sales Taxes

We make an assessment of sales tax payable, including any related interest and penalties, and accrue these estimates on the financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. We collect and remit sales tax in accordance with state regulations. We estimate that as of September 30, 2023, we owed $288,482 in sales taxes, along with penalties and interest. The Company has made some progress filing historical sales tax returns and targets completion of filings for all jurisdictions in 2023.

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

Sales Taxes

The Company makes an assessment of sales tax payable including any related interest and penalties. The Company’s accounting policy is to exclude the tax collected and remitted from revenues and cost of revenues. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with state regulations. In the past, where the Company has not collected these taxes, the Company has made estimates of amounts owed and accrued these on the financial statements. The Company has made some progress of filing historical sales tax returns and targets completion of filings for all jurisdictions in 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon such evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective   as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2023, the Company issued 1,365, 1,365, 1,365, 1,365, 1,365 and 606 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui, respectively, with a fair market value of $2.1985 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

On June 30, 2023, the Company issued 1,752 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui, with a fair market value of $1.7125 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

On October 2, 2023, the Company issued 1,948 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui, with a fair market value of $1.5400 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

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

HOUR LOOP, INC.

Dated: November 13, 2023	By:	/s/ Sam Lai
Sam Lai
Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

