Form 10-K
period 2023-12-31
Hour Loop, Inc
filed 2024-03-26
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Sec. 240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $1.66 per share of common stock as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $58,217,488  .

As of March 26, 2024, there were 35,095,298 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

Overview

Our Business

We are an online retailer engaged in e-commerce retailing in the U.S. market. We have operated as a third-party seller on www.amazon.com since 2013. We have also sold merchandise on our website at www.hourloop.com since 2013. We expanded our operations to other marketplaces such as Walmart, eBay and Etsy in 2020, 2022, and 2023, respectively. To date, we have generated practically all of our revenue as a third-party seller on www.amazon.com and only a negligible amount of revenue from our operations on our website at www.hourloop.com and as a third-party seller on other marketplaces. We manage more than 100,000 stock-keeping units (“SKUs”). Product categories include home/garden décor, toys, kitchenware, apparels, and electronics. Our primary strategy is to bring most of our vendors product selections to the customers. We have advanced software that assists us in identifying product gaps so we can keep such products in stock year-round including the entirety of the last quarter (holiday season) of the calendar year (“Q4”). In upcoming years, we plan to expand our business by increasing the number of business managers, vendors and SKUs while improving on profitability.

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

Market Description/Opportunities

According to Marketplace Pulse, total U.S. retail sales increased 2% to $7.24 trillion in 2023 from $7.09 trillion in 2022. U.S. ecommerce sales increased 7% to $1,118.68 billion in 2023 from $1,039.75 billion in 2022.

Amazon accounted for nearly 37.6% of all e-commerce in the United States and that makes Amazon the biggest ecommerce giant currently in the market.

Formation

We were originally incorporated under the laws of the State of Washington on January 13, 2015. In 2019, we formed a wholly owned subsidiary, Flywheel Consulting Ltd. (“Flywheel”), to provide business operating consulting services, exclusively to Hour Loop. On April 7, 2021, Hour Loop converted from a Washington corporation to a Delaware corporation. The Company was founded in 2013 by Sam Lai and Maggie Yu. With their vision, leadership, and software development skills, the Company grew rapidly. From 2013 to 2023, net sales grew from $0 to $132,124,202.

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

Historical Performance

Our year end net revenues and net income (loss) from 2013 through 2023 is presented in the table below:

Year	Net Revenue	Year-over- Year %	Net Income (loss)	Net Income (loss) %	Year-over -Year %
2013	$26,135	-	$4,682	18%	-
2014	$1,102,237	4117%	$150,300	14%	3110%
2015	$2,567,267	133%	$228,009	9%	52%
2016	$7,337,012	186%	$77,752	1%	NA
2017	$17,487,124	138%	$(122,176)	(1)%	(257)%
2018	$24,402,144	40%	$657,821	3%	NA
2019	$26,564,693	9%	$(423,073)	(2)%	(165)%
2020	$38,655,264	46%	$3,820,698	10%	NA
2021	$62,792,981	62%	$4,783,773	8%	25%
2022	$95,930,091	53%	$(1,477,623)	(2)%	(131)%
2023	$132,124,202	38%	$(2,429,694)	(2)%	64%

In 2023 and 2022, approximately 99% and 100% of our revenue was through or with the Amazon sales platform.

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

Overview of Market & Competition

According to Marketplace Pulse, total U.S. retail sales increased 2% to $7.24 trillion in 2023 from $7.09 trillion in 2022. U.S. ecommerce sales increased 7% to $1,118.68 billion in 2023 from $1,039.75 billion in 2022.

In 2023, total U.S. ecommerce sales reached $1,118.68 billion, an 7% year-over-year increase from $1,039.75 billion in 2022. This is significantly less than the U.S. ecommerce growth rate of 2022, during which total sales increased by 16% year-over-year from 2021.

Despite the slowdown, total U.S. ecommerce sales in 2023 still marked the highest on record. This is an impressive increase from a decade ago in 2011 when online sales in the U.S. totaled $199.3 billion. A year later, it breached the $200 billion mark for the very first time. From 2011 to 2023, annual U.S. ecommerce sales multiplied by approximately five times.

Target Market Size

Total Addressable Market

As an e-commerce company retailing in the U.S. market, our total addressable market covers all U.S. residents with Internet access, which segmentally includes repeat customers and new customers to online shopping every year.

Growth of E-commerce vs. Total Retail Sales

According to U.S. Department of Commerce data, e-commerce’s share of total retail sales has steadily been on the rise and peaked at 16.4% in the second quarter of 2020. Total U.S. retail sales increased 2% to $7.24 trillion in 2023 from $7.09 trillion in 2022. Consumers spent $1,118.68 billion online with U.S. merchants in 2023, which is around 15.45% of total U.S. retail sales for the year compared to 14.66% in 2022.

Amazon accounted for nearly 40% of all e-commerce in the United States and that makes Amazon the biggest ecommerce giant currently in the market.

Growth of Amazon Prime Members

Amazon has over 200 million Prime Members in the U.S., and we were seeing continuous year-over-year growth over the past years.

Operational Advantages

Although Hour Loop was among the top 10 third-party sellers on U.S. Amazon in 2022, according to Marketplace Pulse data as of January 29, 2024, we continue to perform well, maintaining a position within the top 15.

Automation

We developed a proprietary software that is tailor made to all our operational needs. This includes managing order review process, shipment management, inventory management, accounting, and complete end-to-end third-party integrations. This allows us to scale, reduce cost, and improve quality.

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

Technological advantages

Our software architecture was designed from the ground up to be scalable, secured, and easily extensible. By using JRuby on Rails, we can make use of the best parts of Java, Ruby, and Rails without paying for their disadvantages. For example, we can use the massive collections of Java library, portability, speed, multi-threading, and maturity, but we do not have to be tied down with verbose code and strict typing. Rails allow us to quickly build web pages and integrate both the frontend and the backend. The application runs on Amazon Web Services (“AWS”) and can be easily scaled up to as many hosts as needed. It is accessible from a browser, so there is no need to setup or install anything on the client-side.

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

In contrast, private label sellers manage small number of SKUs that have large volumes in return with higher profit per unit. However, private labels have much higher risk when experiencing stagnant or declining sales as they would have lower capability to find sales replacements that are already established.

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

Brick-and-Mortar: As online retail is growing and offline retail is contracting, there are more brick-and-mortar stores migrating from offline to online.

Improving Sales of Popular Items and Securing the Inventories Without Paying Higher Storage Fees By Engaging the Services of Third Party Warehouses

As a retailer, our success is heavily influenced by the inventory control of our suppliers (vendors). However, many of our suppliers are having difficulties maintaining their stock level due to various reasons, such as the shortage of shipping containers, lack of labor, or disruption in manufacturing. The situation exacerbates during the pandemic and in peak season. In order to secure the inventories, we start to order large quantities of popular items or buying them out to store in the Amazon fulfillment center. However, the monthly storage fee of the Amazon fulfillment center in peak season (Q4) is 3.5 times higher than normal season, which puts pressure on our profits. To maintain the balance of inventory level and margins, we are currently contracting the warehousing services of third-party warehouses, including, Rahl Distribution, Inc., Rite Prep Shipping, 3Plzen, Carolina Prep & Ship, and Shenzhen Linkhub Co., Ltd to support our overall stock planning process. By doing this, we can improve sales by preventing popular items from going out of stock, since we had secured adequate inventories ahead of time. Furthermore, we can also avoid paying higher Amazon storage fees in Q4.

Growth Objectives

Since 2023, in light of the fact that many economists and business leaders had a pessimistic outlook, we are not looking for tremendous growth. Instead, we will aim to generate consistent profits and maintain cash flow as we become much more selective on product purchasing. We also expect product costs to go down and competitions to ease. We anticipate that our headcounts will remain or go down slightly through attrition. In 2024, we expect to carry on similar strategies and focus on profit generation than revenue growth.

Bank of America Loan

On June 18, 2019, the Company issued a Promissory Note (the “BofA Note”) in the amount of $785,000 to Bank of America for a loan in the amount of $785,000. The BofA Note matures on June 18, 2024 and bears interest at a rate of 8.11% per annum. The monthly payment is $15,963, consisting of $11,398 of principal and $4,565 of interest. As of December 31, 2023, the aggregate principal amount of the BofA Note outstanding was $-0-. As of December 31, 2023, there was an outstanding balance of deferred interest of $27,996.

Taishin International Bank

On August 18, 2022, Flywheel, entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). The line of credit matured on August 30, 2023. As of December 31, 2023, the outstanding balance under the Taishin line of credit was $652,422, and bears interest at a rate of 3.2% per annum.

On August 11, 2023, the term of the loan was extended for an additional year, revising the maturity date to August 30, 2024. The annual interest rate remains at 3.2%. Also, Flywheel has accrued interest expense of $1,715 as of December 31, 2023.

Affiliated Loans

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of December 31, 2023, the Company had $4,170,418 due to related parties. While stockholder payables are generally non-interest bearing and payable on demand, the Company and stockholders entered into loan agreements for loans with terms over one year.

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

Approval of the Hour Loop, Inc. 2021 Equity Incentive Plan

On June 27, 2021, our Board of Directors and stockholders holding a majority of our outstanding shares of common stock approved the Hour Loop, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 4,995,000 shares of common stock were originally authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Pursuant to the terms if the 2021 Plan and subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of March 26, 2024, there were 7,045,435 shares of common stock authorized for issuance under the 2021 Plan, and 7,045,435 shares available for issuance under the 2021 Plan.

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

Employees

As of December 31, 2023, our headcount stands at 178, signaling a modest reduction compared to 2022. We have intentionally opted for a less aggressive approach in terms of headcount. Looking ahead, we anticipate a planned increase to approximately 250 in 2024 to support the growth of our GMS. Our strategic focus is to enhance overall competency without a proportional increase in headcount.

Executive Officers

Set forth below is certain information regarding our executive officers.

Name	Age	Position
Sam Lai	42	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer
Sau Kuen (Maggie) Yu	47	Senior Vice President and Director

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

Properties

Our corporate headquarters are located at 8201 164th Ave. NE, #200, Redmond, WA 98052-7615, where we rent a virtual office from an unaffiliated third party under a virtual office/meeting room agreement. This agreement provides for daily telephone answering, messaging and fax services, and paid access to conference rooms on an as-needed basis. The virtual office arrangement expires on August 31, 2024. Terms of the virtual office arrangement provide for a rent payment of $59 per month.

We also lease a warehouse located at Qiaojiao Road, No. 1, Qiaojiao Middle Road, Tangxia Town, Dongguan City, Guangdong, China, who handle our storage and warehousing from an unaffiliated third party. This service expires in January 2024. The terms of this service provide for a base payment that is charged based on our usage. Flywheel, our wholly owned subsidiary, had three office leases in Taiwan in 2023. The respective lease terms are June 1, 2022 to May 31, 2024, August 1, 2022 to July 31, 2024, and February 9, 2023 to March 8, 2025 and the total contract amounts are $$114,016, $157,973, and $28,652 respectively. We believe that these facilities are adequate for our current and near-term future needs.

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

Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply. No individual vendor exceeded 15% of purchases in the year ended December 31, 2024.

Our revenue is dependent upon maintaining our relationship with Amazon and failure to do so, or any restrictions on our ability to offer products on the Amazon Marketplace, could have an adverse impact on our business, financial condition and results of operations.

To date, we have generated practically all of our revenue as a third-party seller on Amazon Marketplace. In 2023 and 2022, 99% and 100%, respectively, of our net revenue was through or with the Amazon sales platform. Therefore, we depend entirely on our relationship with Amazon for growth. In particular, we depend on our ability to offer products on the Amazon Marketplace. We also depend on Amazon for the timely delivery of products to customers. Any adverse change in our relationship with Amazon, including restrictions on the ability to offer products or termination of the relationship, could adversely affect our continued growth and financial condition and results of operations.

Our profit is dependent reimbursements from Amazon and any change in Amazon’s policy regarding reimbursement could adversely impact our ability to generate profits.

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

We are heavily dependent upon our labor workforce. Our compensation packages are designed to provide benefits commensurate with our level of expected service. However, we face the challenge of filling many positions at wage scales that are appropriate to the industry and competitive factors. We also face other risks in meeting our labor needs, including competition for qualified personnel, overall unemployment levels. Changes in any of these factors, including a shortage of available workforce, could interfere with our ability to adequately service our customers and could result in increasing labor costs.

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

We face risks related to system interruption and lack of redundancy.

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

The Company’s primary source of liquidity is available cash and cash equivalents, which is limited. Therefore, the ability of the Company to meet its liabilities and to continue as a going concern is dependent on, among other things, improved profitability, the continued implementation of its business strategy, the availability of future funding, implementation of one or more corporate initiatives to reduce costs at the parent company level and other strategic alternatives, including selling all or part of the remaining business or assets of the Company.

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

The Company is a party to contracts, transactions and business relationships with various third parties, including partners, vendors, suppliers, service providers and lenders, pursuant to which such third parties have performance, payment and other obligations to the Company. In some cases, the Company depends upon such third parties to provide essential products, services or other benefits, including with respect to merchandise, advertising, software development and support, logistics, other agreements for goods and services in order to operate the Company’s business in the ordinary course, extensions of credit, credit card accounts and related receivables, and other vital matters. Economic, industry and market conditions could result in increased risks to the Company associated with the potential financial distress or insolvency of such third parties. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, the rights and benefits of the Company in relation to its contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to the Company, or otherwise impaired. The Company cannot make any assurances that it would be able to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as the Company’s existing contracts, transactions or business relationships, if at all. Any inability on the part of the Company to do so could negatively affect the Company’s cash flows, financial condition and results of operations.

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

As of March 26, 2024, Mr. Sam Lai, our Chairman of the Board, Chief Executive Officer, and Interim Chief Financial Officer, and Maggie Yu, our Senior Vice President and member of the Board, who are husband and wife, beneficially owned an aggregate of 33,325,984 shares of our common stock, which represents approximately 95% of the voting power of our outstanding common stock. Because of this voting control through the shares of the common stock they beneficially own, they are able to significantly influence membership of our Board of Directors, as well as all other matters requiring stockholder approval. The interests of our Chief Executive Officer and Senior Vice President may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders will have no way of overriding decisions made by our Chief Executive Officer and our Senior Vice President.

As a controlled company, we are not subject to all of Nasdaq’s corporate governance rules.

The “controlled company” exception to the Nasdaq rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of the Nasdaq corporate governance rules. As of March 26, 2024, Mr. Sam Lai, our Chairman of the Board, Chief Executive Officer, and Interim Chief Financial Officer, and Maggie Yu, our Senior Vice President and member of the Board, who are husband and wife, beneficially owned an aggregate of 33,325,984 shares of our common stock, which represents approximately 95% of the voting power of our outstanding common stock. We are a “controlled company” within the meaning of Nasdaq’s corporate governance rules. Controlled companies are exempt from Nasdaq’s corporate governance rules requiring that listed companies have (i) a majority of the board of directors consist of “independent” directors under the Nasdaq listing standards, (ii) a nominating/corporate governance committee composed entirely of independent directors and a written nominating/corporate governance committee charter meeting Nasdaq’s requirements, and (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the Nasdaq requirements. We currently utilize and presently intend to continue to utilize these exemptions. As a result, we may not have a majority of independent directors, our nomination and corporate governance committee and compensation committee may not consist entirely of independent directors and such committees may not be subject to annual performance evaluations. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. See “Management—Board Committees and Director Independence—Controlled Company and Director Independence”.

Government regulation is evolving and unfavorable changes could harm our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. These regulations and laws cover taxation, privacy, data protection, data security, network security, consumer protection, pricing, content, copyrights, distribution, transportation, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, employment, trade and protectionist measures, web services, the provision of online payment services, registration, licensing, and information reporting requirements, unencumbered Internet access to our services or access to our facilities, the design and operation of websites, health, safety, and sanitation standards, the characteristics, legality, and quality of products and services, product labeling, the commercial operation of unmanned aircraft systems, and other matters. It is not clear how existing laws governing issues such as property ownership, libel, privacy, data protection, data security, network security, and consumer protection apply to aspects of our operations such as the Internet, e-commerce, digital content, web services, electronic devices, advertising, and artificial intelligence technologies and services. A large number of jurisdictions regulate our operations, and the extent, nature, and scope of such regulations is evolving and expanding as the scope of our businesses expands. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), diminish the demand for, or availability of, our products, increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations.

We are subject to product liability claims when people or property are harmed by the products we sell.

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

We could face prior period sales tax and corporate tax liabilities, penalties and collection obligations.

We make an assessment of sales tax payable including any related interest and penalties and accrues these estimates on the financial statements. Pursuant to the Wayfair decision, each state enforced sales tax collection at different dates. We collect and remit sales tax in accordance with the state regulations. We estimate that as of December 31, 2023, we owe $288,466 in sales taxes along with penalties and interest. The Company has made some progress filing historical sales tax returns and targets completion of filings for all jurisdictions in 2024.

We are subject to a variety of taxes and tax collection obligations in the U.S. (federal and state). We may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, targeting online commerce and the remote selling of goods and services. These include new obligations to collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third party obligations. Our results of operations and cash flows could be adversely affected by additional taxes of this nature imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information about our customers, suppliers, and other third parties for tax reporting purposes to various government agencies. In some cases, we also may not have sufficient notice to enable us to build systems and adopt processes to properly comply with new reporting or collection obligations by the effective date.

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

The capabilities of our inventory systems to track prior period costs at an item level have not been operationalized for the purposes of calculating inventory value. This could hinder our ability to accurately track inventory value and could impact our ability to provide accurate financial statements in a timely manner. The Company uses Quickbooks Online as both its accounting system and inventory tracking system. The Company currently does not conduct the period end review and accounting month end close using this accounting system. These procedures are done outside of the accounting system using spreadsheets. The manual nature of these procedures could lead to delay as well as errors in our financial reporting. These errors could include incorrect unit cost data for FIFO inventory valuation.

The Company currently values inventory by using estimates of the number of units and cost per unit. Our ability to accurately estimate unit costs in a timely manner is dependent on our inventory tracking systems. The Company plans on operationalizing an inventory tracking system in the next nine months. The Company plans to start conducting the period end review and accounting month end close using the accounting system in the near future.

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

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing controls, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on value of our securities, and could adversely affect our ability to access the capital markets.

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

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operation of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock. See “Dividend Policy.”

We will indemnify and hold harmless our officers and directors to the maximum extent permitted by Delaware law.

Our certificate of incorporation provides that we will indemnify and hold harmless our officers and directors against claims arising from our activities, to the maximum extent permitted by Delaware law. If we were called upon to perform under our indemnification obligations, then the portion of our assets expended for such purpose would reduce the amount otherwise available for our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The cybersecurity risk management program, processes and strategy described in this section are limited to the personal and business information belonging to or maintained by the Company (collectively, “Confidential Information”), our own third-party critical systems and services supporting or used by the Company (collectively, “Critical Systems”), and service providers.

We [have developed and implemented/will develop and implement] a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our Confidential Information and Critical Systems. Our cybersecurity risk management program [will be/is] integrated into our overall enterprise risk management program and includes a cybersecurity incident response plan.

Our cybersecurity risk management program [includes/shall include]:

●	risk assessments designed to help identify material cybersecurity risks to our Confidential Information, Critical Systems and the broader enterprise IT environment;
●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
●	cybersecurity awareness and spear-phishing resistance training of our employees, and senior management;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	a vendor management policy for service providers.

[We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.] We face risks from cybersecurity threats that, if realized, could have a material adverse effect on us including an adverse effect on our business, financial condition and results of operations.

Cybersecurity Governance

Our executive management team, along with our managed information technology service provider, is responsible for assessing and managing risks from cybersecurity threats to the Company, including our Confidential Information and Critical Systems. The team has primary responsibility for our overall cybersecurity risk management program. Our management team works closely with our information technology service provider.

Our management team meets with our information technology service provider periodically to discuss then-current cybersecurity issues, which may include efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including threat intelligence and other information obtained from governmental, public or private sources, and external service providers engaged by us; and alerts and reports produced by security tools deployed in the information technology environment including a spear-phishing report.

Our Board considers cybersecurity risk as part of its risk oversight function and oversight of cybersecurity and other information technology risks.

Our Board oversees management’s implementation of our cybersecurity risk management program. Our executive management team is responsible for updating the Board, as necessary, regarding significant cybersecurity incidents.

Our Board shall also receive period reports from management on our cybersecurity risks and cybersecurity risk management program.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 8201 164th Ave. NE, #200, Redmond, WA 98052-7615, where we rent a virtual office from an unaffiliated third party under a virtual office/meeting room agreement. This agreement provides for daily telephone answering, messaging and fax services, and paid access to conference rooms on an as-needed basis. The virtual office arrangement expires on August 31, 2024. Terms of the virtual office arrangement provide for a rent payment of $59 per month. We also lease a warehouse located at Qiaojiao Road, No. 1, Qiaojiao Middle Road, Tangxia Town, Dongguan City, Guangdong, China, who handle our storage and warehousing from an unaffiliated third party. This service expires in January 2024. The terms of this service provide for a base payment that is charged based on our usage. Flywheel, our wholly owned subsidiary, had three office leases in Taiwan in 2023. The respective lease terms are June 1, 2022 to May 31, 2024, August 1, 2022 to July 31, 2024, and February 9, 2023 to March 8, 2025 and the total contract amounts are $114,016, $157,973, and $28,652 respectively. We believe that these facilities are adequate for our current and near-term future needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed The Nasdaq Capital Market and its stock symbol is “HOUR.” The closing price of our common stock on Nasdaq on March 25, 2024 was $1.5399.

Holders

As of March 26, 2024, there were 35,095,298 shares of common stock issued and outstanding, and we had approximately 6 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid any cash dividends on our common stock and do not currently anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

On June 27, 2021, our Board of Directors and stockholders holding a majority of our outstanding shares of common stock approved the 2021 Plan. Under the 2021 Plan, a total of 4,995,000 shares of common stock were originally authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Pursuant to the terms of the 2021 Plan and subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of March 26, 2024, there were 7,045,435 shares authorized for issuance under the 2021 Plan, and 7,045,435 shares available for issuance under the 2021 Plan.

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

On October 2, 2023, the Company issued 1,948 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui, with a fair market value of $1.54 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

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

Market Description/Opportunities

Total U.S. retail sales increased 2% to $7.24 trillion in 2023 from $7.09 trillion in 2022. Consumers spent $1,118.68 billion online with U.S. merchants in 2023, which is around 15.45% of total U.S. retail sales for the year compared to 14.66% in 2022. Amazon accounted for nearly 37.6% of all e-commerce in the United States and that makes Amazon the biggest ecommerce giant currently in the market.

Formation

We were originally incorporated under the laws of the State of Washington on January 13, 2015. In 2019, we formed a wholly owned subsidiary, Flywheel Consulting Ltd. (“Flywheel”), to provide business operating consulting services, exclusively to Hour Loop. On April 7, 2021, Hour Loop converted from a Washington corporation to a Delaware corporation. The Company was founded in 2013 by Sam Lai and Maggie Yu. With their vision, leadership, and software development skills, the Company grew rapidly. From 2013 to 2023, sales grew from $0 to $132,124,202.

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

Our Financial Position

For the fiscal years ended December 31, 2023 and 2022, we generated net revenues of $132,124,202 and $95,930,091, respectively, and reported net loss of $2,429,694 and $1,477,623, respectively, and cash flow used in operating activities of $2,063,375 and $11,603,176, respectively. As noted in our consolidated financial statements, as of December 31, 2023, we had retained earnings of $(1,252,622).

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table shows a comparison of our 2023 and 2022 income statements.

	Year Ended
	December 31, 2023	December 31, 2022

Statement of Operations Data
Total revenues	$132,124,202	$95,930,091
Total cost of goods sold	(65,606,947)	(46,942,770)
Gross profit	66,517,255	48,987,321
Total operating expenses	69,520,678	50,903,107
Loss from operations	(3,003,423)	(1,915,786)
Total other non-operating income	(157,031)	(24,000)
Income tax provisions	730,760	462,163
Net loss	(2,429,694)	(1,477,623)
Other comprehensive loss	(2,597)	(15,171)
Total comprehensive loss	$(2,432,291)	$(1,492,794)

Revenue

We generated $132,124,202 in 2023, as compared to $95,930,091 in revenue in 2022. This represents an increase in revenues of $36,194,111 or 37.73%. We attribute this increase to our continued growth and maturity in our operating model, despite the overall e-commerce traffic slowdown and intense competition. Our total orders in 2023 were approximately 5,749,107, as compared to 3,879,711 orders in 2022, representing an increase of 48.18%. This surge in orders has played a pivotal role in driving the overall revenue growth. The substantial increase in order quantity indicates a rising demand for our products, leading to a corresponding increase in revenue generated from these sales. As a result, the increase in orders has directly contributed to the overall growth in the Company’s revenue during the period. The 48.18% increase in orders reflects strong customer demand, but our pricing strategy, including competitive pricing pressure and discounts offered during the period, resulted in lower prices for products sold. As a consequence, even with the significant order volume increase, the revenue growth was slightly shy of fully matching this proportion.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2023 totaled $65,606,947, as compared to $46,942,770 for the year ended December 31, 2022. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods. The rise in the cost of goods sold can be attributed to an increase in the overall cost of doing business, particularly with increased product costs and other expenses within the supply chain.

Operating Expense

Operating expenses for the year ended December 31, 2023 totaled $69,520,678, representing a $18,617,571, or 36.57%, increase from the $50,903,107 of operating expenses for the year ended December 31, 2022. This change was caused by an increase in platform fees and fees paid to Amazon. The Amazon fees are proportional to revenues. In 2023, Amazon made strategic adjustments to its Fulfillment by Amazon (“FBA”) fees and costs, which had a direct impact on our operating expenses. The increase in revenues in 2023 over the same period in 2022 drove the increase in platform fees and higher Amazon fees.

Other Expense

Other expense for the year ended December 31, 2023 was $157,031, as compared to $24,000 for the year ended December 31, 2022. The increase was mainly due to accrued interest from due to related parties.

Total Comprehensive Loss

Total comprehensive loss for the year ended December 31, 2023 was $2,432,291, as compared to $1,492,794 for the year ended December 31, 2021. The increase in total comprehensive loss was driven by an increase in the Company’s operating expenses in 2023, compared to 2022.

Liquidity and Capital Resources

Cash Flows for the Years Ended December 31, 2023 and 2022

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $2,484,153 and $4,562,589 as of December 31, 2023 and 2022, respectively.

Our primary uses of cash have been for inventory, payments to Amazon related to sales and shipping of products, for services provided, payments for marketing and advertising and salaries paid to our employees. We have received funds from the sales of products that we sell online. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance the rapid growth in our current business,

●	An increase in fees paid to Amazon and other partners as our sales grows

●	The cost of being a public company;

●	Marketing and advertising expenses for attracting new customers; and

●	Capital requirements for the development of additional infrastructure

Since inception, we have generated liquidity from the profitability of our ongoing business and from debt to fund our operations.

The following table shows a summary of our cash flows for the years ended December 31, 2023 and 2022.

	Year Ended
	December 31, 2023	December 31, 2022

Statement of Cash Flows
Net cash used in operating activities	$(2,063,375)	$(11,603,176)
Net cash used in investing activities	$(14,823)	$(339,518)
Net cash (used in) provided by financing activities	$-	$5,923,342)
Effect of changes in foreign currency rates	$(238)	$(10,631)
Net decrease in cash	$(2,078,436)	$(6,029,983)
Cash - beginning of the period	$4,562,589	$10,592,572
Cash - end of the period	$2,484,153	$4,562,589

Net Cash used in from Operating Activities

For the fiscal year ended December 31, 2023, cash used in by operating activities amounted to $2,063,375, as compared to $11,603,176 for the year ended December 31, 2022. This was driven by our net loss of $2,429,694 and as we continue to invest in inventory growth while at the same time, pay off accounts payable for the year ended December 31, 2022, as compared to $1,477,623 for the same period in 2022.

Despite the increase in revenue to $132,124,202 for the year ended December 31, 2023, as compared to $95,930,091 for the year ended December 31, 2022, the revenue increase was offset by a corresponding increase in cost of goods sold of $18,664,177 and an increase in operating expenses of $18,617,571.

Net Cash Used in Investing Activities

For the fiscal year ended December 31, 2023, $14,823 in cash was used in investing activities, as compared to $339,518 cash used in investing activities for the fiscal year ended December 31, 2022.

Net Cash (Used in) Provided by Financing Activities

For the fiscal year ended December 31, 2023, cash used in financing activities amounted to $-0-, as compared to cash provided by financing activities of $5,923,342 for the fiscal year ended December 31, 2022. The cash provided by financing activities in 2022 related to the proceeds of the Company’s initial public offering of $6,156,360.

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

Bank of America Loan

On June 18, 2019, the Company issued a Promissory Note (the “BofA Note”) in the amount of $785,000 to Bank of America for a loan in the amount of $785,000. The BofA Note matures on June 18, 2024 and bears interest at a rate of 8.11% per annum. The monthly payment is $15,963, consisting of $11,398 of principal and $4,565 of interest. As of December 31, 2023, the aggregate principal amount of the BofA Note outstanding was $-0-. As of December 31, 2023,there was an outstanding balance of deferred interest of $27,996.

Taishin International Bank

On August 18, 2022, Flywheel, entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). The line of credit matured on August 30, 2023. As of December 31, 2023, the outstanding balance under the Taishin line of credit was $652,422, and bears interest at a rate of 3.2% per annum.

On August 11, 2023, the term of the loan was extended for an additional year, revising the maturity date to August 30, 2024. The annual interest rate remains at 3.2%. Also, Flywheel has accrued interest expense of $1,715 as of December 31, 2023.

Affiliated Loans

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of December 31, 2023, the Company had $4,170,418 due to related parties. While stockholder payables are generally non-interest bearing and payable on demand, the Company and stockholders entered into loan agreements for loans with terms over one year.

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

Leases

The Company has three operating leases (Flywheel has three offices lease in Taiwan). The respective lease terms are June 1, 2022 to May 31, 2024, August 1, 2022 to July 31, 2024 and February 9, 2023 to March 8, 2025, respectively.

For the Year Ending December 31,	Amount

2024	$83,358
2025	2,449
2026	-
2027 and thereafter	-
Total minimum lease payments	85,807
Less: effect of discounting	(1,175)
Present value of the future minimum lease payment	84,632
Less: operating lease liabilities-current	(82,269)
Total operating lease liabilities-non-current	$2,363

Sales Taxes

We make an assessment of sales tax payable, including any related interest and penalties, and accrue these estimates on the financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. We collect and remit sales tax in accordance with state regulations. We estimate that as of December 31, 2023, we owed $288,466 in sales taxes, along with penalties and interest. The Company has made some progress filing historical sales tax returns and targets completion of filings for all jurisdictions in 2024.

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

Sales Taxes

The Company makes an assessment of sales tax payable including any related interest and penalties. The Company’s accounting policy is to exclude the tax collected and remitted from revenues and cost of revenues. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with state regulations. In the past, where the Company has not collected these taxes, the Company has made estimates of amounts owed and accrued these on the financial statements. The Company has made some progress of filing historical sales tax returns and targets completion of filings for all jurisdictions in 2024.

Income Taxes

Income tax expense includes U.S. (federal and state) and foreign income taxes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-21 comprising a portion of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2023, our Company’s internal control over financial reporting was adequate in material aspects.

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

Name	Age	Position
Sam Lai	42	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer
Sau Kuen (Maggie) Yu	47	Senior Vice President and Director
Douglas Branch	73	Independent Director
Michael Lenner	46	Independent Director
Minghui (Alan) Gao	51	Independent Director
Hilary (Hui-Chong) Bui	39	Independent Director

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

Controlled Company and Director Independence

The “controlled company” exception to the Nasdaq rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of the Nasdaq corporate governance rules. As stated above, Sam Lai, the Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer of the Company, and Maggie Yu, Senior Vice President of the Company and a member of the Board, who are husband and wife, together beneficially own 33,325,984 shares of the Company’s common stock, representing approximately 95% of the voting power of the Company’s outstanding common stock. As a result, the Company is a “controlled company” under the Nasdaq corporate governance standards. As a controlled company, we do not have to comply with certain corporate governance requirements under the Nasdaq rules, including the following:

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

ITEM 11. EXECUTIVE COMPENSATION

2023 Summary Compensation Table

The following summary compensation table provides information regarding the compensation earned during our fiscal years ended December 31, 2023 and 2022 to certain of our executive officers, who we collectively refer to as our “named executive officers”, or “NEOs”.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sam Lai	2023	500,000	100,000	-	-	-	-	24,884	(2)	$624,884
Chief Executive Officer and Interim Chief Financial Officer (1)	2022	500,000	100,000	-	-	-	-	14,678	(4)	614,678

Maggie Yu	2023	450,000	550,000	-	-	-	-	25,651	(3)	1,025,651
Senior Vice President	2022	450,000	550,000	-	-	-	-	15,292	(5)	1,015,292

(1)	Mr. Lai has served as our Chief Executive Officer since June 2013 and as our Interim Chief Financial Officer since March 29, 2022.

(2)	Includes healthcare benefits and 401(k) contribution of $9,307.44 and $15,576.84, respectively, for the fiscal year ended December 31, 2023.

(3)	Includes healthcare benefits and 401(k) contribution of $11,112.66 and $14,538.44, respectively, for the fiscal year ended December 31, 2023.

(4)	Includes healthcare benefits and 401(k) of $6,553.36 and 8,124.99, respectively, for the fiscal year ended December 31, 2022

(5)	Includes healthcare benefits and 401(k) of $7,979.91 and 7,312.50, respectively, for the fiscal year ended December 31, 2022.

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

On February 20, 2023, the Company entered into Addendum No. 2 to the Executive Employment Agreement with Mr. Lai (the “Lai Addendum”).

Pursuant to the terms of the Lai Addendum, the parties agreed that for the Company’s 2023 fiscal year, Mr. Lai’s bonus targets and payments will be as follows:

●	If the Company grows its net profits (excluding taxes) to at least $1,500,000 during the 2023 fiscal year with minimum annual revenue growth rate of 20%, Mr. Lai will receive a bonus equal to 50% of his base salary.
●	If the Company grows its net profits (excluding taxes) to at least $5,000,000 during the 2023 fiscal year with minimum annual revenue growth rate of 20%, Mr. Lai will receive a bonus equal to 100% of his base salary.

Mr. Lai did not meet the above conditions for the 2023 fiscal year.

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

On February 20, 2023, the Company entered into Addendum No. 2 to the Executive Employment Agreement with Ms. Yu (the “Yu Addendum”).

Pursuant to the terms of the Yu Addendum, the parties agreed that for the Company’s 2023 fiscal year, Ms. Yu’s bonus targets and payments will be as follows:

●	If the Company acquires at least 100 new vendors during the 2023 fiscal year, Ms. Yu will receive a bonus equal to 50% of her base salary.
●	If the Company acquires at least 135 new vendors during the 2023 fiscal year, Ms. Yu will receive a bonus equal to 100% of her base salary.

The Board determined the satisfaction of the above conditions for the 2023 fiscal year as the Company acquired more than 150 new vendors during 2023. Ms. Yu received a bonus amount of 100% of her base salary.

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

Director Agreements

On June 1, 2021, the Company entered into Director Agreements with each of Messrs. Lenner and Branch in connection with their services as directors of the Company. On October 6, 2021, the Company entered into a Director Agreement with Mr. Gao in connection with his services as a director of the Company. On February 20, 2023, the Company entered into a Director Agreement with Ms. Bui in connection with her services as a director.

Pursuant to their respective agreements, each of Messrs. Lenner, Branch and Gao and Ms. Bui agreed to serve as a director of the Company and to be available to perform the duties consistent with such position pursuant to the Certificate and Bylaws of the Company, and any additional codes, guidelines or policies of the Company that may be effective now or in the future. Each of the agreements continues in effect until the earliest of (a) such time as the applicable director resigns or is removed from office and (b) the death of the director.

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

Elements of Compensation

Mr. Lai and Ms. Yu were provided with the following primary elements of compensation in 2023 and 2022:

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

The base salary for each of Mr. Lai and Ms. Yu for 2023 and 2022 is listed in “—2023 Summary Compensation Table.”

Bonuses. For the year ended December 31, 2023, the Company paid Mr. Lai and Ms. Yu a bonus of $100,000 and $550,000, respectively. For the year ended December 31, 2022, the Company paid Mr. Lai and Ms. Yu a bonus of $100,000 and $550,000, respectively.

The bonuses for 2023 and 2022 were determined based on peer comparable compensation paid in the Seattle, Washington area reported by www.salary.com (https://www.salary.com/tools/salary-calculator/ceo/seattle-wa?view=table&type=bonus). According to www.salary.com, the CEO salary and bonus range in Seattle was $660,110 to $3,085,339 as updated January 26, 2024. The $500,000 and $600,000 compensation (base salary and bonus) paid to Mr. Lai for 2023 and 2022, respectively, fell slightly below such range and we believed such compensation to be reasonable due to the revenue growth in the Company in 2023 and 2022, respectively, due in large part to Mr. Lai’s leadership.

According to www.salary.com (https://www.salary.com/tools/salary-calculator/coo/seattle-wa?view=chart&type=bonus), the salary and bonus range for Chief Operating Officer in Seattle was $368,663 and $1,435,179 as updated January 26, 2024. The $450,000 and $1,000,000 compensation (base salary and bonus) paid to Ms. Yu for 2023 and 2022, respectively, fell within such range and we believed to be reasonable due to Ms. Yu being instrumental in delivering high growth of new vendors to the Company in 2023 and 2022, respectively.

Stock Awards. On February 1, 2022, the Company issued 1,772 shares of Company common stock to each of Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, with a fair market value of $4.00 per share as compensation for the services to the Company pursuant to the terms of their Executive Employment Agreements with the Company.

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

On October 2, 2023, the Company issued 1,948 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui, with a fair market value of $1.54 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

Stock Option Grants. On January 6, 2022, the Board granted each of Mr. Lai and Ms. Yu an option to purchase 25,000 shares of the Company’s common stock. The option vests in four equal annual installments, with the first installment vesting on the first anniversary of the grant. We did not grant any stock options to our directors or executive officers in fiscal year 2023.

Other Benefits. In fiscal years 2023 and 2022, Mr. Lai and Ms. Yu were reimbursed for healthcare expenses. The amounts paid to Mr. Lai and Ms. Yu in 2023 and 2022 in respect of these benefits is reflected above in the “All Other Compensation” column of the Summary Compensation Table.

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

Authorized Shares

A total of 4,995,000 shares of the Company’s common stock were originally authorized for issuance pursuant to the 2021 Plan. Pursuant to the terms of the 2021 Plan and subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan were cumulatively increased on January 1, 2022 and will be cumulatively increased on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Board. Accordingly, as of March 26, 2024, there were 7,045,435 shares of common stock authorized for issuance pursuant to the 2021 Plan, and 7,045,435 shares available for issuance under the 2021 Plan.

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

Non-transferability of Awards

Unless the administrator provides otherwise, the 2021 Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during their lifetime. If the administrator makes an award transferable, such award will contain such additional terms and conditions as the administrator deems appropriate.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2024 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 35,095,298 shares of our common stock issued and outstanding as of March 26, 2024. Unless otherwise noted below, the address for each beneficial owner listed on the table is c/o Hour Loop, Inc., 8201 164th Ave NE #200, Redmond, WA 98052-7615. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

The business address of each of the beneficial owners listed below is c/o Hour Loop, Inc., 8201 164th Ave. NE #200, Redmond, WA 98052-7615.

Name and Address of Beneficial Owner	Number and Nature of Shares Beneficially Owned (1)		Percentage of Outstanding Common Stock
Sam Lai	33,325,984	(2)	95%
Maggie Yu	33,325,984	(2)	95%
Douglas Branch	12,970		*
Michael Lenner	12,970		*
Minghui (Alan) Gao	11,929		*
Hillary (Hui-Chong) Bui	6,445		*
All executive officers and directors as a group (6 persons)	33,370,298	(3)	95.1%

*	less than 1%.

(1)	The percentages in the table have been calculated based on 35,095,298 shares of our common stock outstanding on March 26, 2024. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 26, 2024. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Sam Lai and Maggie Yu are husband and wife, and together beneficially own 33,325,984 shares of the Company’s common stock representing 95% of the voting power of the Company’s outstanding common stock. Each of Mr. Lai and Ms. Yu individually holds (i) 16,662,992 shares of common stock, and (ii) the right to acquire 18,750 shares of common stock within 60 days of March 26, 2024 upon exercise of an option (75% of which is vested). Therefore, each of Mr. Lai and Ms. Yu beneficially holds 33,325,984 shares of the Company’s common stock, as each of them is deemed to indirectly beneficially own the other’s 16,662,992 shares of common stock, and the other’s right to acquire 18,750 shares of common stock upon exercise of an option.

(3)	Includes 37,500 shares of common stock that may be acquired within 60 days of March 26, 2024 upon exercise of vested options.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	-	7,045,435
Total	-	$-	7,045,435

On June 27, 2021, our Board of Directors and stockholders holding a majority of our outstanding shares of common stock approved the 2021 Plan. Under the 2021 Plan, a total of 4,995,000 shares of common stock were authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Pursuant to the terms of the 2021 Plan and subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of March 26, 2024, 7,045,435 shares of common stock are authorized for issuance under the 2021 Plan, and 7,045,435 shares are available for issuance under the 2021 Plan.

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

From time to time, we engage in transactions with related parties. The following is a summary of the related party transactions during the fiscal years ended December 31, 2023 and 2022, and any proposed transactions, requiring disclosure pursuant to Item 404 of Regulation S-K.

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

On January 18, 2022 and January 27, 2023, the Company repaid the loan principal and accrued interest in full

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

As of March 26, 2024, the outstanding principal balance was approximately $4,170,418 on the July 2021 Loan.

Issuances

On January 4, 2023, the Company issued 1,001 restricted shares of Company common stock to each of Sam Lai, our Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board, and Maggie Yu, our Senior Vice President and Board member, with a fair market value of $2.9985 per share as compensation for the past services to the Company pursuant to the terms of their Executive Employment Agreements with the Company.

On January 4, 2023, the Company issued 1,001 restricted shares of Company common stock to each of Douglas Branch, Minghui (Alan) Gao and Michael Lenner, with a fair market value of $$2.9985 per share as compensation for the past services as directors to the Company pursuant to the terms of their Director Agreements with the Company.

On April 3, 2023, the Company issued 1,365 restricted shares of Company common stock to each of Sam Lai, our Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board, and Maggie Yu, our Senior Vice President and Board member, with a fair market value of $2.1985 per share as compensation for the past services to the Company pursuant to the terms of their Executive Employment Agreements with the Company.

On April 3, 2023, the Company issued 1,365 restricted shares of Company common stock to each of Douglas Branch, Minghui (Alan) Gao and Michael Lenner, with a fair market value of $2.1985 per share as compensation for the past services as directors to the Company pursuant to the terms of their Director Agreements with the Company. In addition, on April 3, 2023, the Company issued 606 restricted shares of Company common stock to Hillary Bui, a member of the Company’s Board, with a fair market value of $2.1985 per share as compensation for her past services as a director to the Company pursuant to the terms of her Director Agreement with the Company.

On June 30, 2023, the Company issued 1,752 restricted shares of Company common stock to each of Sam Lai, our Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board, and Maggie Yu, our Senior Vice President and Board member, with a fair market value of $1.7125 per share as compensation for the past services to the Company pursuant to the terms of their Executive Employment Agreements with the Company.

On June 30, 2023, the Company issued 1,752 restricted shares of Company common stock to each of Douglas Branch, Hillary Bui, Minghui (Alan) Gao and Michael Lenner, with a fair market value of $1.7125 per share as compensation for the past services as directors to the Company pursuant to the terms of their Director Agreements with the Company.

On October 2, 2023, the Company issued 1,948 restricted shares of Company common stock to each of Sam Lai, our Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board, and Maggie Yu, our Senior Vice President and Board member, with a fair market value of $1.54 per share as compensation for the past services to the Company pursuant to the terms of their Executive Employment Agreements with the Company.

On October 2, 2023, the Company issued 1,948 restricted shares of Company common stock to each of Douglas Branch, Hillary Bui, Minghui (Alan) Gao and Michael Lenner, with a fair market value of $1.54 per share as compensation for the past services as directors to the Company pursuant to the terms of their Director Agreements with the Company.

Director Independence

As a Nasdaq-listed company, we are required to comply with Nasdaq’s continued listing standards.

Controlled Company and Director Independence

The “controlled company” exception to the Nasdaq rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of the Nasdaq corporate governance rules. As stated above, Sam Lai, the Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer of the Company, and Maggie Yu, Senior Vice President of the Company and a member of the Board, who are husband and wife, together beneficially own 33,325,984 shares of the Company’s common stock, representing approximately 95% of the voting power of the Company’s outstanding common stock. As a result, the Company is a “controlled company” under the Nasdaq corporate governance standards. As a controlled company, we do not have to comply with certain corporate governance requirements under the Nasdaq rules, including the following:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

TPS Thayer, LLC serves as our independent registered public accounting firm for the initial two quarters. Subsequently, commencing from the third quarter onward, this role has been assumed by HTL International, LLC. The following is a summary of fees paid or to be paid to TPS Thayer, LLC for the fiscal years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Audit Fees	$190,000	$115,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$190,000	$115,000

The following is a summary of fees paid or to be paid to HTL International, LLC for the fiscal years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Audit Fees	$150,000	$-
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$150,000	$-

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

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Certificate of Incorporation of Hour Loop, Inc. filed with the Washington Secretary of State on January 13, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
3.2	Certificate of Conversion of Hour Loop, Inc. filed with the Delaware Secretary of State on April 7, 2021 (incorporated by reference to Exhibit 3.2 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
3.3	Certificate of Incorporation of Hour Loop, Inc. filed with the Delaware Secretary of State on April 7, 2021 (incorporated by reference to Exhibit 3.3 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
3.4	Certificate of Amendment to Certificate of Incorporation of Hour Loop, Inc. filed with the Delaware Secretary of State on September 23, 2021 (incorporated by reference to Exhibit 3.4 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
3.5	Certificate of Amendment to Certificate of Incorporation of Hour Loop, Inc. filed with the Delaware Secretary of State on November 30, 2021 (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on December 16, 2021).
3.6	Bylaws (incorporated by reference to Exhibit 3.5 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
3.7	Amendment to Bylaws (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on January 3, 2022).
4.1	Description of Capital Stock
10.1	Employment Agreement, dated May 27, 2021, by and between Hour Loop, Inc. and Sam Lai (incorporated by reference to Exhibit 10.1 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.2	Employment Agreement, dated May 27, 2021, by and between Hour Loop, Inc. and Maggie Yu (incorporated by reference to Exhibit 10.2 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.3	Director Agreement, dated June 21, 2021, by and between Hour Loop, Inc. and Michael Lenner (incorporated by reference to Exhibit 10.4 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.4	Director Agreement, dated June 21, 2021, by and between Hour Loop, Inc. and Douglas Branch (incorporated by reference to Exhibit 10.5 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.5	Director Agreement, dated October 6, 2021, by and between Hour Loop, Inc. and Minghui (Alan) Gao (incorporated by reference to Exhibit 10.6 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.6	Hour Loop, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021). †
10.7	Amazon Services Business Solutions Agreement between Amazon.com, Inc. and Hour Loop, Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
10.8	Changes to Amazon Services Business Solutions Agreement effective November 7, 2020 between Amazon.com, Inc. and Hour Loop, Inc. (incorporated by reference to Exhibit 10.9 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
10.9	Loan Agreement, dated December 31, 2020, among the Company and Sam Lai and Maggie Yu (incorporated by reference to Exhibit 10.10 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
10.10	Amended and Restated Loan Agreement, dated September 16, 2021, among the Company and Sam Lai and Maggie Yu (incorporated by reference to Exhibit 10.11 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.11	Amended and Restated Loan Agreement, dated December 31, 2021, among the Company and Sam Lai and Maggie Yu (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on January 3, 2022).
10.12	Loan Agreement, dated October 15, 2021, among the Company and Sam Lai and Maggie Yu (incorporated by reference to Exhibit 10.12 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
10.13	Addendum No. 1 to Executive Employment Agreement, dated as of January 20, 2022, by and between the registrant and Sam Lai (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2022). †
10.14	Addendum No. 1 to Executive Employment Agreement, dated as of January 20, 2022, by and between the registrant and Sau Kuen Yu (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2022). †
10.15	Director Agreement, dated as of February 20, 2023, by and between the registrant and Hillary Bui (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2023). †
10.16	Addendum No. 2 to Executive Employment Agreement, dated as of February 20, 2023, by and between the registrant and Sam Lai. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2023). †
10.17	Addendum No. 2 to Executive Employment Agreement, dated as of February 20, 2023, by and between the registrant and Sau Kuen Yu (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2023). †
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registrant statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).
21.1	List of Subsidiaries *
24.1	Power of Attorney (included on the signature page) *
31.1	Rule 13a-14(a) Certification of Principal Executive Officer *
31.2	Rule 13a-14(a) Certification of Principal Financial Officer *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer **
97.1	Compensation Recovery Policy. †
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase *
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) *

* Filed herewith

**Furnished herewith

† Management contracts, compensation plans and arrangements.

Item 16. Form 10-K Summary

Not applicable.

HOUR LOOP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hour Loop, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hour Loop, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statement of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial positions of the Company as of December 31, 2023 and the consolidated results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ HTL International, LLC

We have served as the Company’s auditor since 2023.

Houston, Texas

March 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hour Loop, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hour Loop, Inc (the Company) as of December 31, 2022, and 2021, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TPS Thayer, LLC

We have served as the Company’s auditor since 2021

Sugar Land, TX

March 31, 2023

Item 1. Financial Statements.

HOUR LOOP, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except for share data)

	December 31,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$2,484,153	$4,562,589
Accounts receivable, net	747,650	352,379
Inventory, net	14,276,555	18,801,529
Prepaid expenses and other current assets	504,973	741,243
Total current assets	18,013,331	24,457,740

Property and equipment, net	148,788	274,195
Deferred tax assets	1,304,215	549,320
Operating lease right-of-use lease assets	83,946	450,721
Total non-current assets	1,536,949	1,274,236
TOTAL ASSETS	$19,550,280	$25,731,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,812,954	$6,651,721
Credit cards payable	4,404,445	5,231,532
Short-term loan	652,422	652,316
Operating lease liabilities-current	82,269	385,216
Accrued expenses and other current liabilities	1,972,512	1,742,972
Total current liabilities	10,924,602	14,663,757

Non-current liabilities
Operating lease liabilities-non-current	2,363	64,945
Due to related parties	4,170,418	4,170,418
Total non-current liabilities	4,172,781	4,235,363
Total liabilities	15,097,383	18,899,120
Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2023 and 2022	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 35,082,464 and 35,047,828 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3,508	3,506
Additional paid-in capital	5,727,650	5,675,320
(Accumulated deficit) retained earnings	(1,252,622)	1,177,072
Accumulated other comprehensive loss	(25,639)	(23,042)
Total stockholders’ equity	4,452,897	6,832,856

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,550,280	$25,731,976

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In US Dollars, except for shares data)

For the years Ended December 31, 2023 and 2022

	2023	2022

Revenues, net	$132,124,202	$95,930,091
Cost of revenues	(65,606,947)	(46,942,770)

Gross profit	66,517,255	48,987,321

Operating expenses
Selling and marketing	61,135,227	42,221,425
General and administrative	8,385,451	8,681,682
Total operating expenses	69,520,678	50,903,107

Loss from operations	(3,003,423)	(1,915,786)

Other (expenses) income
Other expense	(9,542)	(9,950)
Interest expense	(248,779)	(144,479)
Other income	101,290	130,429
Total other expenses	(157,031)	(24,000)

Loss before income taxes	(3,160,454)	(1,939,786)
Income tax benefit	730,760	462,163

Net loss	(2,429,694)	(1,477,623)

Other comprehensive loss
Foreign currency translation adjustments	(2,597)	(15,171)

Total comprehensive loss	$(2,432,291)	(1,492,794)

Basic and diluted loss per common share	$(0.07)	(0.04)
Weighted-average number of common shares outstanding	35,066,592	34,991,666

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In US Dollars, except for shares data)

For the years Ended December 31, 2023 and 2022

	Common Stock	Common Stock	Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	(Loss)	Equity

BALANCE AT DECEMBER 31, 2021	33,300,000	$3,330	$4,291	$2,654,695	$(7,871)	$2,654,445

Issuance of shares	1,725,000	172	5,580,020	-	-	5,580,192

Stock-based compensation	22,828	4	91,009	-	-	91,013

Currency translation adjustments	-	-	-	-	(15,171)	(15,171)

Net loss	-	-	-	(1,477,623)	-	(1,477,623)

BALANCE AT DECEMBER 31, 2022	35,047,828	$3,506	$5,675,320	$1,177,072	$(23,042)	$6,832,856

Stock-based compensation	34,636	2	52,330	-	-	52,332

Currency translation adjustments	-	-	-	-	(2,597)	(2,597)

Net loss	-	-	-	(2,429,694)	-	(2,429,694)

BALANCE AT DECEMBER 31, 2023	35,082,464	$3,508	$5,727,650	$(1,252,622)	$(25,639)	$4,452,897

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In US Dollars)

For the years Ended December 31, 2023 and 2022

	2023	2022

Cash flows from operating activities
Net loss	$(2,429,694)	$(1,477,623)
Reconciliation of net loss to net cash used in operating activities:
Depreciation expenses	138,001	79,084
Amortization of Operating lease right-of-use lease assets	387,446	310,161
Deferred tax assets	(754,895)	(503,832)
Stock-based compensation	52,332	91,013
Inventory allowance	675,886	657,543
Changes in operating assets and liabilities:
Accounts receivable	(395,271)	(226,388)
Inventory	3,849,088	(12,417,208)
Prepaid expenses and other current assets	236,270	(352,113)
Accounts payable	(2,838,767)	1,445,824
Credit cards payable	(827,087)	898,171
Accrued expenses and other current liabilities	229,540	175,436
Operating lease liabilities	(386,224)	(283,244)
Net cash used in operating activities	(2,063,375)	(11,603,176)

Cash flows from investing activities:
Purchases of property and equipment	(14,823)	(339,518)
Net cash used in investing activities	(14,823)	(339,518)

Cash flows from financing activities:
Payments to related parties	-	(1,024,188)
Repayments from related parties	-	138,854
Proceeds from Issuance of shares	-	6,156,360
Proceeds from Short-term debt	-	652,316
Net cash provided by financing activities	-	5,923,342

Effect of changes in foreign currency exchange rates	(238)	(10,631)

Net change in cash	(2,078,436)	(6,029,983)

Cash at beginning of year	4,562,589	10,592,572

Cash at end of year	$2,484,153	$4,562,589

Supplemental disclosures of cash flow information:
Cash paid for interest	$406,103	$4,300
Cash paid for income tax	$1,696	$470,601
Noncash investing and financing activities:
Operating lease right-of-use of assets and operating lease liabilities recognized	$27,249	$701,526

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

Basis of Presentation - The audited consolidated financial statements and accompanying notes of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation - The audited consolidated financial statements include the accounts of Hour Loop and Flywheel. All material inter-company accounts and transactions were eliminated in consolidation.

Foreign Currency and Currency Translation - The assets and liabilities of Flywheel, having a functional currency other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at period-end, with resulting translation gains or losses included within other comprehensive income or loss. Revenues and expenses are translated into U.S. dollars at average monthly rates of exchange in effect during each period. All of the Company’s foreign operations use their local currency as their functional currency. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in General and administrative in the consolidated statement of operations and other comprehensive income.

The relevant exchange rates are listed below:

	December 31,	December 31,
	2023	2022

Period NTD: USD exchange rate	30.655	30.660
Period Average NTD: USD exchange rate	31.221	30.618

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

Going Concern Consideration

For the year ended December 31, 2023, the Company had negative cash flows of $2,063,375 from its operations and had net loss of $2,429,694. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

Most of the Company’s borrowings as of December 31, 2023 were from the related parties, which will not be repayable within the next 12 months and are subject to renewal. Management is confident that these borrowings can be renewed upon expiration.

In order to strengthen the Company’s liquidity in the foreseeable future, the Company has taken the following measures:

i.	Taking various cost control measures to tighten the costs of operations; and

ii.	Implementing various strategies to enhance sales and profitability.

Management believes that there is sufficient working capital to sustain operations longer than twelve months, and the majority shareholders are committed to provide additional funding when needed.

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

Significant estimates, include but not limited to, estimates associated with the collectability of accounts receivable, useful life of property and equipment, impairment of long lived assets, valuation allowance for deferred tax assets, inventory valuation and inventory provision.

Reclassification - Certain amounts in the consolidated financial statements for the prior financials have been reclassified to conform to the current interim review presentation. These reclassifications had no impact on consolidated net earnings, consolidated financial position, or consolidated cash flows. Proposed changes involve presenting accrued interest as a current liability, foreign currency gain or loss as a General and administrative and segregating account payable into separate categories: accounts payable and credit cards payable.

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

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with ASC Topic 326, credit losses based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of December 31, 2023 and 2022, the Company did not deem it necessary to have an allowance for bad debt or doubtful accounts.

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

Inventory and Cost of Goods Sold - The Company’s inventory consists mainly of finished goods. Inventories are stated at the lower of cost or net realizable value. Cost is principally determined on a first-in-first-out basis. The Company’s costs include the amounts it pays manufacturers for product, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from its manufacturers to its warehouses, as applicable. The merchandise with terms of FOB shipping point from vendors was recorded as the inventory-in-transit when inventory left the shipping dock of the vendors but not yet reached the receiving dock of the Company. Management continually evaluates its estimates and judgments including those related to merchandise inventory.

The “Cost of revenues” line item in the audited consolidated statements of operations is principally inventory sold to customers during the reporting period.

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of December 31, 2023 and 2022, $675,886 and $842,263 was written down from the cost of inventories to their net realizable values, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is 3 years.

Impairment of Long lived assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the years ended December 31, 2023 and 2022.

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

The Company typically utilizes operating leases for its office space requirements. This means that the Company leases office space, categorizing the lease arrangement as an operating lease. Under this arrangement, The Company does not hold ownership of the leased assets but instead pays rent for the right to use them.

For a lessee, a lease is recognized as a Operating lease right-of-use asset with a corresponding liability at lease commencement date. The lease liability is calculated at the present value of the lease payments not yet paid by using the lease term and discount rate determined at lease commencement. The Operating lease right-of-use asset is calculated as the lease liability, increased by any initial direct costs, and prepaid lease payments, reduced by any lease incentives received before lease commencement. The Operating lease right-of-use asset itself is amortized on a straight-line basis unless another systematic method better reflects how the underlying asset will be used by and benefits the lessee over the lease term.

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

Fair Value Measurement - Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable, due to related parties and short-term debt at fair value or cost, which approximates fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

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

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the years ended December 31, 2023 and 2022 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 6.45% and 5.78% of gross sales for the years ended December 31, 2023 and 2022, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $31,187,009 and $21,145,605 for the years ended December 31, 2023 and 2022, respectively, recorded as selling and marketing expenses.

Segment Information – The Company has only one segment, which is online retail (e-commerce).

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker has been identified as the chief executive officer of the Company who reviews financial information of separate operating segments based on U.S. GAAP. The chief operating decision maker now reviews results analyzed by customers. This analysis is only presented at the revenue level with no allocation of direct or indirect costs. Consequently, the Company has determined that it has only one operating segment.

Income Taxes - Income tax expense includes U.S. (federal and state) and foreign income taxes.

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

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

The Company assesses sales tax payable including any related interest and penalties and accrues these estimates on its financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with state regulations. The Company estimates that as of December 31, 2023 and 2022, it owed $288,466 and $288,466, respectively, in sales taxes along with penalties and interest resulting from late filings.

Concentration of Credit Risks - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash with various domestic and foreign financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of all of the aforementioned institutions.

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the years ended December 31, 2023 and 2022, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of December 31, 2023 and 2022, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of December 31, 2023 and 2022, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes less than 7 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the years ended December 31, 2023 and 2022, approximately 96% and 100% of the Company’s revenue was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan.   The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – Our policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $4,605,629 and $3,539,946 for the years ended December 31, 2023 and 2022, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the years ended December 31, 2023 and 2022. Therefore, the diluted earnings per share is the same as the basic earnings per share.

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

Share Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

NOTE 2 - Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-07 on Improvements to Reportable Segment Disclosures for entities that are managed as a single reportable segment that governs when an entity is expected to conclude that consolidated net income is the measure of segment profit or loss consistent with U.S. GAAP. The Updates are effective for annual periods beginning after January 1, 2024. The Company will adopt and apply the guidance in fiscal year 2024. There is no material impact expected to our results of operations, cash flows and financial condition at the time of adoption, however the Company is still assessing the disclosure impact. In December 2023, the FASB issued ASU 2023-09 on Improvements to Income Tax Disclosures that require greater disaggregation of income tax disclosures to the income rate tax rate reconciliation and income taxes paid. The Updates are effective for annual periods beginning after December 15, 2024. The Company will adopt and apply the guidance in fiscal year 2025. There is no material impact expected to our results of operations, cash flows and financial condition at the time of adoption, however the Company is still assessing the disclosure impact.

NOTE 3 - Cash

Cash was comprised of the following as of December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022

Checking account	$338,733	$939,323
Savings account and cash on hand	2,145,420	3,623,266
Total	$2,484,153	$4,562,589

NOTE 4 - Inventory

Inventory was comprised of the following as of December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022

Inventory	$13,377,530	$14,911,735
Inventory-in-transit	1,574,911	4,732,057
Allowance	(675,886)	(842,263)
Total	$14,276,555	$18,801,529

As of December 31, 2023 and 2022, $675,886 and $842,263, was written down from the cost of inventories to their net realizable values, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

The allowance of inventory is recorded under cost of goods sold in the income statement.

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

NOTE 5 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022

Advance to suppliers	$49,298	$182,105
Prepaid expenses-other	61,739	55,731
Lease refundable deposit	81,522	80,235
Tax receivable	305,253	413,895
Other current assets	7,161	9,277
Total	$504,973	$741,243

As of December 31, 2023 and 2022, there was a tax receivable of $305,253 and $413,895, respectively, due to prepaid income taxes.

NOTE 6 - Property and Equipment

Property and equipment were comprised of the following as of December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022

Property and equipment	$368,729	$353,574
Accumulated depreciation and amortization	(219,941)	(79,379)
Total property and equipment, net	$148,788	$274,195

For the years ended December 31, 2023 and 2022, the Company purchased $14,823 and $339,518, for fixtures and equipment, respectively.

For the years ended December 31, 2023 and 2022, the Company had $138,001 and $79,084, for depreciation, respectively.

For the years ended December 31, 2023 and 2022, the Company had no disposal or pledge, respectively.

NOTE 7 - Short-Term Loan

Line of Credit

On June 18, 2019, the Company signed a line of credit agreement in the amount of $785,000 with Bank of America. The line of credit matures on June 18, 2024 and bears interest at a rate of 8.11% per annum.

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

As of December 31, 2023 and 2022, the outstanding balance under the Bank of America line of credit was $-0- and $-0-, respectively. Also, the Company had accrued interest expense of $27,996 as of December 31, 2023 that is due on June 18, 2024. Accrued interest expense has been recorded in the accrued expenses on the balance sheet.

On August 18, 2022, Flywheel signed a line of credit agreement in the amount of $6,940,063 with Taishin International Bank. The line of credit matures on August 30, 2023 and bears interest at a rate of 3.2% per annum.

On August 11, 2023, the term of the loan was extended for an additional year, revising the maturity date to August 30, 2024. The annual interest rate remains at 3.2%.

As of December 31, 2023 and 2022, the outstanding balance under the Taishin International Bank line of credit was $652,422 and $652,316, respectively. On December 31, 2023, the Company accrued interest expense of $1,715.

NOTE 8 - Accounts Payable and Credit Cards Payable

	December 31,	December 31,
	2023	2022

Accounts payable	$3,812,954	$6,651,721
Credit cards payable	4,404,445	5,231,532

The company’s accounts payable represent amounts owed to suppliers or other creditors for goods or services purchased but not yet paid for. As of December 31, 2023 and 2022, there were accounts payable of $3,812,954 and $6,651,721, respectively.

The Company’s credit cards payable consisted of outstanding balances on credit cards held by the Company. As of December 31, 2023 and 2022, there was a credit cards payable of $4,404,445 and $5,231,532, respectively.

NOTE 9 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022

Sales tax payable	$288,466	$288,466
Refund liability	708,629	285,009
Accrued payroll	297,059	295,673
Accrued bonus	399,067	468,209
Accrued expenses	215,485	182,294
Accrued interest	29,712	159,042
Other payables	34,094	64,279
Total	$1,972,512	$1,742,972

The Company made an assessment of sales tax payable, including any related interest and penalties, and accrued those estimates on the financial statements. Of the sales tax payable, $78,947 and $78,947 are related to interest and penalties as of December 31, 2023 and 2022, respectively.

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

As of December 31, 2023, and 2022, the Company has accounted for Refund Liability, $708,629 and $285,009, respectively, in a proactive approach towards potential future refunds.

A bonus expense is accrued on an annual basis, when the Company’s financial or operational performance meets the required performance level. The Company has $399,067 and $468,209 accrued for bonuses as of December 31, 2023 and 2022, respectively.

NOTE 10 - Leases

The Company had three operating leases (Flywheel’s office leases in Taiwan) as of December 31, 2023. The leased assets in Flywheel are presented as Operating lease right-of-use assets.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of December 31, 2023:

	Flywheel	Flywheel	Flywheel
	June 2022	August 2022	February 2023
Initial lease term	to May 2024	to July 2024	to March 2025

Initial recognition of Operating lease right-of-use assets	$105,632	$147,547	$28,652
Weighted-average remaining lease term at
December 31, 2023	0.42	0.58	1.17
Weighted-average discount rate at
December 31, 2023	8.11%	2.50%	3.20%

Operating lease liabilities-current as of December 31, 2023 and 2022 were $82,269 and $385,216, respectively. Operating lease liabilities-non-current as of December 31, 2023 and 2022 were $2,363 and $64,945, respectively. The Operating lease right-of-use assets balance as of December 31, 2023 and 2022, were $83,946 and $450,721, respectively.

For the years ended December 31, 2023 and 2022, the amortization of the Operating lease right-of-use asset was $387,446 and $310,161, respectively.   These amounts were recorded in general and administrative expenses. Additionally, for the years ended December 31, 2023 and 2022, the Company made lease payments of $386,224 and $283,244, respectively, which were included in the operating cash flows statement.

The future minimum lease payment schedule for all operating leases as of December 31, 2023, is as disclosed below.

For the Year Ending December 31,	Amount

2024	$83,358
2025	2,449
2026	-
2027 and thereafter	-
Total minimum lease payments	85,807
Less: effect of discounting	(1,175)
Present value of the future minimum lease payment	84,632
Less: operating lease liabilities-current	(82,269)
Total operating lease liabilities-non-current	$2,363

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

NOTE 11 - Related Party Balances and Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. Stockholder loans and advances are non-interest bearing and payable on demand. As of December 31, 2023 and 2022, the Company had $4,170,418 and $4,170,418 due to related parties (Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company; and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company), respectively. The loan is memorialized in a Loan Agreement dated October 15, 2021. The annual interest rate is 2% and the repayment date is December 31, 2022.

On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan for another two years, with a revised maturity date of December 31, 2024. The annual interest rate is 5.5%. On December 31, 2023, the Company paid accrued interest in full.

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

For the years ended on December 31, 2023 and 2022, the Company made repayments to related parties of $-0- and $1,024,188, respectively.

NOTE 12 – Disaggregation of Revenue

Revenue was comprised of the following for the years ended December 31, 2023 and 2022, respectively:

	2023	2022

Revenue-America	$138,079,203	$101,476,365
Revenue-International	4,379,801	1,262,045
Revenue-Other	930,191	529,603
Sales returns	(9,248,586)	(5,973,689)
Discounts	(2,016,407)	(1,364,233)
Total	$132,124,202	$95,930,091

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

NOTE 13 - Income Tax

The components of income taxes benefit are as follows:

	December 31,	December 31,
	2023	2022
Federal rate	21.00%	21.00%
Blended state tax rate	4.11%	3.83%
Effective tax rate	25.11%	24.83%

Effective tax Rate Reconciliation, for the Year Ending December 31, 2023
		%	$
Pretax Book Income	(3,160,454)	21.00%	(663,695)
Permanent Differences	78,048	-0.52%	16,390
PY Federal Perm True-up	73,914	-0.49%	15,522
State income tax	24,136	3.12%	(98,586)
Other Deferred adjustment	-	0.01%	(391)
Total Tax benefits		23.12%	(730,760)

Effective tax Rate Reconciliation, for the Year Ending December 31, 2022
		%	$
Pretax Book Income	(1,939,786)	21.00%	(407,354)
Permanent Differences	27,363	-0.30%	5,746
PY Federal Perm True-up	95,840	-1.04%	20,126
State income tax	10,741	3.55%	(68,890)
Other Deferred adjustment	-	0.61%	(11,791)
Total Tax benefits		23.83%	(462,163)

	Current	Deferred	Total
	Income Tax	Income Tax	Income Tax
Tax Expense Summary, for the Year Ended December 31, 2023	Expense	Benefit	Benefit
Federal	$(637,242)	$-	$(637,242)
State	(117,654)	24,136	(93,518)
Total tax expense (benefit)	$(754,896)	$24,136	$(730,760)

	Current	Deferred	Total
	Income Tax	Income Tax	Income Tax
Tax Expense Summary, for the Year Ended December 31, 2022	Expense	Benefit	Benefit
Federal	30,928	(426,457)	(395,529)
State	10,741	(77,375)	(66,634)
Total Tax Expense (Benefit)	41,669	(503,832)	(462,163)

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2023 and 2022 were as follows:

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets summary	December 31, 2023	December 31, 2022
Federal	$1,101,836	$464,594
State	202,379	84,726
Total	$1,304,215	$549,320

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets summary	December 31, 2023	December 31, 2022
Operating lease right of use lease assets	$172	$(139)
Inventories allowance	169,725	209,131
Net loss carry forward	1,134,318	340,328
Total	$1,304,215	$549,320

The Company files income tax return in the U.S. federal jurisdiction and various state jurisdictions. Based on management’s evaluation, there is no provision necessary for material uncertain tax position for the Company at December 31, 2023 and 2022.

For the years ended December 31, 2023 and 2022, the Company reported net operating losses of $2,429,694 and $1,477,623, respectively. The net operating loss carryforward is not subject to any expiration period under federal regulations, while at the state level, the expiration period usually ranges up to 20 years, or there may be no expiration period at all.

The Company expects to generate sufficient taxable income in future periods against which the deferred tax assets can be utilized. Accordingly, a valuation allowance may not be needed.

NOTE 14 - Stockholders’ Equity

Preferred Stock

As of December 31, 2023 and 2022, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares issued and outstanding as of December 31, 2023 and 2022. The holders of the preferred stock are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of December 31, 2023 and 2022, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized. As of December 31, 2023 and 2022, there were 35,082,464 and 35,047,828 shares of common stock issued and outstanding, respectively.

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

NOTE 15 - Commitments and Contingencies

As of December 31, 2023 and 2022, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of December 31, 2023 and 2022, the Company had no pending legal proceedings. No amounts have been accrued in the audited consolidated financial statements with respect to any such matters.

NOTE 16 - Subsequent Events

On January 2, 2024, the Company issued 2,139 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui, with a fair market value of $1.4025 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

The Company has evaluated subsequent events from the balance sheet date through March 26, 2024, the date at which the financial statements were available to be issued, and determined that, apart from the events mentioned above, there are no other subsequent events to disclose.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUR LOOP, INC.

Dated: March 26, 2024	By:	/s/ Sam Lai
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

Signature	Title	Date

/s/ Sam Lai	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board (principal executive officer,	March 26, 2024
Sam Lai	principal financial officer and principal accounting officer)

/s/ Sau Kuen (Maggie) Yu	Director	March 26, 2024
Sau Kuen (Maggie) Yu

/s/ Douglas Branch	Director	March 26, 2024
Douglas Branch

/s/ Michael Lenner	Director	March 26, 2024
Michael Lenner

/s/ Minghui (Alan) Gao	Director	March 26, 2024
Minghui (Alan) Gao

/s/ Hilary (Hui-Chong) Bui	Director	March 26, 2024
Hilary (Hui-Chong) Bui

71