Form 10-Q
period 2024-03-31
Hour Loop, Inc
filed 2024-05-06
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, there were 35,108,804 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Hour Loop, Inc.

Item 1. Financial Statements.

HOUR LOOP, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except for share data)

As of March 31, 2024 and December 31, 2023

(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$2,922,080	$2,484,153
Accounts receivable, net	537,517	747,650
Inventory, net	11,618,489	14,276,555
Prepaid expenses and other current assets	428,882	504,973
Total current assets	15,506,968	18,013,331

Property and equipment, net	125,451	148,788
Deferred tax assets	953,088	1,304,215
Operating lease right-of-use lease assets	159,983	83,946
Total non-current assets	1,238,522	1,536,949
TOTAL ASSETS	$16,745,490	$19,550,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,420,221	$3,812,954
Credit cards payable	1,861,435	4,404,445
Short-term loan	625,978	652,422
Operating lease liabilities-current	144,288	82,269
Income taxes payable	82,374	-
Accrued expenses and other current liabilities	878,603	1,972,512
Total current liabilities	7,012,899	10,924,602

Non-current liabilities
Operating lease liabilities-non-current	23,995	2,363
Due to related parties	4,170,418	4,170,418
Total non-current liabilities	4,194,413	4,172,781
Total liabilities	11,207,312	15,097,383
Commitments and contingencies	-

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 35,108,804 and 35,082,464 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3,510	3,508
Additional paid-in capital	5,763,648	5,727,650
Accumulated deficit	(186,808)	(1,252,622)
Accumulated other comprehensive loss	(42,172)	(25,639)
Total stockholders’ equity	5,538,178	4,452,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,745,490	$19,550,280

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except for share data)

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Revenues, net	$24,681,122	$21,067,609
Cost of revenues	(10,228,916)	(11,451,907)

Gross profit	14,452,206	9,615,702

Operating expenses
Selling and marketing	11,174,191	9,506,971
General and administrative	1,739,843	1,720,990
Total operating expenses	12,914,034	11,227,961

Income (loss) from operations	1,538,172	(1,612,259)

Other (expenses) income
Other expense	(1,156)	(2,880)
Interest expense	(62,112)	(61,096)
Other income	28,034	16,035
Total other expenses, net	(35,234)	(47,941)

Income (loss) before income taxes	1,502,938	(1,660,200)
Income tax (expense) benefit	(437,124)	424,956

Net income (loss)	1,065,814	(1,235,244)

Other comprehensive (income) loss
Foreign currency translation adjustments	(16,533)	1,339

Total comprehensive income (loss)	$1,049,281	$(1,233,905)

Basic and diluted income (loss) per common share	$0.03	$(0.04)
Weighted-average number of common shares outstanding	35,095,602	35,052,666

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY

(In U.S. Dollars, except for share data)

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Common Stock	Common Stock	Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	(Loss)	Equity

BALANCE AT DECEMBER 31, 2022	35,047,828	$3,506	$5,675,320	$1,177,072	$(23,042)	$6,832,856

Stock-based compensation	5,005	-	16,332	-	-	16,332

Currency translation adjustments	-	-	-	-	1,339	1,339

Net loss	-	-	-	(1,235,244)	-	(1,235,244)

BALANCE AT MARCH 31, 2023	35,052,833	$3,506	$5,691,652	$(58,172)	$(21,703)	$5,615,283

BALANCE AT DECEMBER 31, 2023	35,082,464	$3,508	$5,727,650	$(1,252,622)	$(25,639)	$4,452,897

Stock-based compensation	26,340	2	35,998	-	-	36,000

Currency translation adjustments	-	-	-	-	(16,533)	(16,533)

Net income	-	-	-	1,065,814	-	1,065,814

BALANCE AT MARCH 31, 2024	35,108,804	$3,510	$5,763,648	$(186,808)	$(42,172)	$5,538,178

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023

Cash flows from operating activities
Net income (loss)	$1,065,814	$(1,235,244)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation expenses	35,273	34,662
Amortization of operating lease right-of-use lease assets	42,892	95,635
Deferred tax assets	351,127	(424,956)
Stock-based compensation	36,000	16,332
Inventory allowance	637,058	642,145
Changes in operating assets and liabilities:
Accounts receivable	210,133	9,091
Inventory	2,021,008	4,588,505
Prepaid expenses and other current assets	76,091	(92,605)
Accounts payable	(392,733)	(1,881,078)
Credit cards payable	(2,543,010)	(3,977,569)
Accrued expenses and other current liabilities	(1,093,909)	(962,271)
Operating lease liabilities	(35,175)	(101,723)
Income taxes payable	82,374	-
Net cash provided by (used in) operating activities	492,943	(3,289,076)

Cash flows from investing activities:
Purchases of property and equipment	(17,798)	(3,379)
Net cash used in investing activities	(17,798)	(3,379)

Effect of changes in foreign currency exchange rates	(37,218)	4,657

Net change in cash and cash equivalents	437,927	(3,287,798)

Cash and cash equivalents at beginning of period	2,484,153	4,562,589

Cash and cash equivalents at end of period	$2,922,080	$1,274,791

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,380	$161,798
Cash paid for income tax	$-	$-
Noncash investing and financing activities:
Operating lease right-of-use of assets and operating lease liabilities recognized	$123,107	$28,652

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

In 2019, Hour Loop formed Flywheel Consulting Ltd. (“Flywheel”), a wholly owned subsidiary located in Taiwan, to provide business operating consulting services exclusively to Hour Loop.

Basis of Presentation - The unaudited consolidated financial statements and accompanying notes of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

These unaudited consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023 and notes thereto and other pertinent information contained in our Annual Report on Form 10-K as filed with the SEC on March 26, 2024.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The relevant exchange rates are listed below:

	March 31, 2024	December 31, 2023	March 31, 2023

Period NTD: USD exchange rate	$31.950	$30.655	$30.400
Period Average NTD: USD exchange rate	$31.641	$31.221	$30.507

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Significant estimates, include but not limited to, estimates associated with the collectability of accounts receivable, useful life of property and equipment, impairment of long-lived assets, valuation allowance for deferred tax assets, inventory valuation and inventory provision.

Reclassification - Certain amounts in the consolidated financial statements for the three months ended March 31, 2023 have been reclassified to conform to the current interim review presentation. These reclassifications had no impact on consolidated net earnings, consolidated financial position, or consolidated cash flows. Proposed changes involve presenting foreign currency gain or loss as a General and administrative expense, accrued interest as a current liability, segregating accounts payable into separate categories: accounts payable and credit cards payable and reclassifying inventory allowance, deferred tax assets in the consolidated cash flows.

Cash and Cash Equivalents - The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash. Our cash is held in the bank and covered by the Federal Deposit Insurance Corporation (“FDIC”), subject to applicable limits. Deposits are insured up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities. Our cash and cash equivalents primarily consisted of cash and money market funds. Such amounts are recorded at fair value.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are stated at historical cost less allowance for credit loss. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. Credit losses are provided based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of March 31, 2024 and December 31, 2023, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of March 31, 2024 and December 31, 2023, $637,058 and $675,886, respectively, was written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is 3 years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three months ended March 31, 2024 and 2023.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

For a lessee, a lease is recognized as an operating lease right-of-use asset with a corresponding liability at lease commencement date. The lease liability is calculated at the present value of the lease payments not yet paid by using the lease term and discount rate determined at lease commencement. The operating lease right-of-use asset is calculated as the lease liability, increased by any initial direct costs, and prepaid lease payments, reduced by any lease incentives received before lease commencement. The operating lease right-of-use asset itself is amortized on a straight-line basis unless another systematic method better reflects how the underlying asset will be used by and benefits the lessee over the lease term.

Fair Value Measurement - Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, due to related parties and short-term debt at fair value or cost, which approximates fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest As of March 31, 2024 and December 31, 2023, the Company held cash equivalents in a money market fund, Dreyfus Government Cash Management. The value of the money market fund was $1,677,426 and $101,510 as of March 31, 2024 and December 31, 2023, respectively. These funds were classified as Level 1 assets within the fair value hierarchy and accounted for at fair value.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition - The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company adopted ASC Topic 606 as of January 1, 2019. The standard did not affect the Company’s consolidated financial position, or cash flows. There were no changes to the timing of revenue recognition as a result of the adoption.

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

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three months ended March 31, 2024 and 2023 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 5.53% and 7.25% of gross sales for the three months ended March 31, 2024 and 2023, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $5,705,385 and $5,037,251 for the three months ended March 31, 2024 and 2023, respectively, recorded as selling and marketing expenses.

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

The Company assesses sales tax payable including any related interest and penalties and accrues these estimates on its financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with state regulations. The Company estimates that as of March 31, 2024 and December 31, 2023, it owed $288,466 and $288,466, respectively, in sales taxes along with penalties and interest resulting from late filings.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risks - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various domestic and foreign financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of all of the aforementioned institutions.

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the three months ended March 31, 2024 and 2023, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of March 31, 2024 and December 31, 2023, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of March 31, 2024 and December 31, 2023, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes less than 7 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the three months ended March 31, 2024 and 2023, approximately 99% and 100%, respectively, of the Company’s revenue was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – Our policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $884,000 and $784,266 for the three months ended March 31, 2024 and 2023, respectively.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the three months ended March 31, 2024 and 2023. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

NOTE 2 - Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 on Improvements to Reportable Segment Disclosures for entities that are managed as a single reportable segment that governs when an entity is expected to conclude that consolidated net income is the measure of segment profit or loss consistent with U.S. GAAP. The ASU is effective for annual periods beginning after January 1, 2024. The Company will adopt and apply the guidance in fiscal year 2024. There is no material impact expected to our results of operations, cash flows and financial condition at the time of adoption; however the Company is still assessing the disclosure impact. In December 2023, the FASB issued ASU 2023-09 on Improvements to Income Tax Disclosures that require greater disaggregation of income tax disclosures to the income rate tax rate reconciliation and income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024. The Company will adopt and apply the guidance in fiscal year 2025. There is no material impact expected to our results of operations, cash flows and financial condition at the time of adoption; however the Company is still assessing the disclosure impact.

NOTE 3 - Inventory

Inventory was comprised of the following as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023

Inventory	$10,690,662	$13,377,530
Inventory-in-transit	1,564,885	1,574,911
Allowance	(637,058)	(675,886)
Total	$11,618,489	$14,276,555

As of March 31, 2024 and December 31, 2023, $637,058 and $675,886, was written down from the cost of inventories to their net realizable values, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

The allowance of inventory is recorded under cost of goods sold in the income statement.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023

Advance to suppliers	$224,101	$49,298
Prepaid expenses-insurance	76,875	5,302
Prepaid expenses-other	72,294	56,437
Lease refundable deposit	50,308	81,522
Tax receivable	-	305,253
Other current assets	5,304	7,161
Total	$428,882	$504,973

As of March 31, 2024 and December 31, 2023, there was a tax receivable of $-0- and $305,253, respectively, due to prepaid income taxes.

NOTE 5 - Property and Equipment

Property and equipment were comprised of the following as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023

Property and equipment	$371,410	$368,729
Accumulated depreciation and amortization	(245,959)	(219,941)
Total property and equipment, net	$125,451	$148,788

For the three months ended March 31, 2024 and 2023, the Company purchased $17,798 and $3,379, for fixtures and equipment, respectively.

For the three months ended March 31, 2024 and 2023, the Company had $35,273 and $34,662, for depreciation, respectively.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023, the Company had no disposal or pledge, respectively.

NOTE 6 - Accounts Payable and Credit Cards Payable

	March 31, 2024	December 31, 2023

Accounts payable	$3,420,221	$3,812,954
Credit cards payable	1,861,435	4,404,445

The Company’s accounts payable represent amounts owed to suppliers or other creditors for goods or services purchased but not yet paid for. As of March 31, 2024 and December 31, 2023, there were accounts payable of $3,420,221 and $3,812,954, respectively.

The Company’s credit cards payable consisted of outstanding balances on credit cards held by the Company. As of March 31, 2024 and December 31, 2023, there were credit cards payable of $1,861,435 and $4,404,445, respectively.

NOTE 7 - Short-Term Loan

Line of Credit

On June 18, 2019, the Company signed a line of credit agreement in the amount of $785,000 with Bank of America. The line of credit matures on June 18, 2024 and bears interest at a rate of 8.11% per annum.

As of March 31, 2024 and December 31, 2023, the outstanding balance under the Bank of America line of credit was $-0- and $-0-, respectively. Also, the Company had accrued interest expense of $27,996 as of March 31, 2024 that is due on June 18, 2024. Accrued interest expense has been recorded in the accrued expenses on the balance sheet.

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank. The line of credit initially matured on August 30, 2023.

On August 11, 2023, the term of the loan was extended for an additional year, revising the maturity date to August 30, 2024. The line of credit bears interest at a rate of 3.2% per annum.

As of March 31, 2024 and December 31, 2023, the outstanding balance under the Taishin International Bank line of credit was $625,978 and $652,422, respectively. On March 31, 2024, the Company accrued interest expense of $1,646.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023

Sales tax payable	$288,466	$288,466
Refund liability	-	708,629
Accrued payroll	280,138	297,059
Accrued bonus	-	399,067
Accrued expenses	205,792	215,485
Accrued interest	86,672	29,712
Other payables	17,535	34,094
Total	$878,603	$1,972,512

The Company made an assessment of sales tax payable, including any related interest and penalties, and accrued those estimates on the financial statements. Of the sales tax payable, $78,947 and $78,947 are related to interest and penalties as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024 and December 31, 2023, the Company has accounted for refund liability in the amount of $-0- and $708,629, respectively, in a proactive approach towards potential future refunds.

A bonus expense is accrued on an annual basis, when the Company’s financial or operational performance meets the required performance level. The Company has $-0- and $399,067 accrued for bonuses as of March 31, 2024 and December 31, 2023, respectively.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Leases

The Company had four operating leases (Flywheel’s office leases in Taiwan) as of March 31, 2024. The leased assets in Flywheel are presented as operating lease right-of-use assets.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of March 31, 2024:

	Flywheel	Flywheel	Flywheel	Flywheel
	June 2022	August 2022	February 2023	March 2024
Initial lease term	to May 2024	to July 2024	to March 2025	to June 2025

Initial recognition of operating lease right-of-use assets	$105,632	$147,547	$28,652	$123,107
Weighted-average remaining lease term at March 31, 2024	0.17	0.33	0.92	1.25
Weighted-average discount rate at March 31, 2024	8.11%	2.50%	3.20%	3.20%

Operating lease liabilities-current as of March 31, 2024 and December 31, 2023 were $144,288 and $82,269, respectively. Operating lease liabilities-non-current as of March 31, 2024 and December 31, 2023 were $23,995 and $2,363, respectively. The operating lease right-of-use assets balance as of March 31, 2024 and December 31, 2023, were $159,983 and $83,946, respectively.

For the three months ended March 31, 2024 and 2023, the amortization of the operating lease right-of-use asset was $42,892 and $95,635, respectively. These amounts were recorded in general and administrative expenses. Additionally, for the three months ended March 31, 2024 and 2023, the Company made lease payments of $35,175 and $101,723, respectively, which were included in the operating cash flows statement.

The future minimum lease payment schedule for all operating leases as of March 31, 2024, is as disclosed below.

For the Period Ending March 31	Amount

2024	$119,159
2025	52,164
2026	-
2027	-
2028	-
2029 and thereafter	-
Total minimum lease payments	171,323
Less: effect of discounting	(3,040)
Present value of the future minimum lease payment	168,283
Less: operating lease liabilities-current	(144,288)
Total operating lease liabilities-non-current	$23,995

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Related Party Balances and Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. Stockholder loans and advances are non-interest bearing and payable on demand. As of March 31, 2024 and December 31, 2023, the Company had $4,170,418 and $4,170,418, respectively, due to related parties (Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company; and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company). The loan is memorialized in a Loan Agreement dated October 15, 2021. The annual interest rate was 2% and the initial repayment date was December 31, 2022.

On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan for another two years, with a revised maturity date of December 31, 2024. The annual interest rate is 5.5%. The Company had accrued interest of $57,030 as of March 31, 2024.

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

For the three months ended March 31, 2024 and 2023, the Company made repayments to related parties of $-0- and $-0-, respectively.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – Disaggregation of Revenue

Revenue was comprised of the following for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Revenue-America	$25,459,691	$22,258,568
Revenue-International	869,695	714,692
Revenue-Other	120,556	88,835
Sales returns	(1,463,085)	(1,672,322)
Discounts	(305,735)	(322,163)
Total	$24,681,122	$21,067,609

NOTE 12 - Income Tax

Effective Tax Rate Reconciliation, for the three months ended March 31, 2024
		%	$
Pretax Book Income	1,502,938	21.25%	319,332
Permanent Differences	22,627	0.32%	4,808
State income tax	85,997	7.59%	114,055
Other Deferred adjustment	-	-0.07%	(1,071)
Total Tax expense		29.08%	437,124

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Effective Tax Rate Reconciliation, for the three months ended March 31, 2023
		%	$
Pretax Book Loss	(1,660,200)	21.98%	(364,837)
Permanent Differences	85,465	-1.13%	18,781
Other Deferred adjustment	-	4.75%	(78,900)
Total Tax benefits		25.6%	(424,956)

	Current	Deferred	Total
Tax Expense Summary, for the three months ended March 31, 2024	Income Tax Expense	Income Tax Expense	Income Tax Expense
Federal	$-	$304,796	$304,796
State	85,997	46,331	132,328
Total tax expense	$85,997	$351,127	$437,124

	Current	Deferred	Total
Tax Expense Summary, for the three months ended March 31, 2023	Income Tax Benefit	Income Tax Expense	Income Tax Benefit
Federal	$-	$(361,568)	$(361,568)
State	-	(63,388)	(63,388)
Total tax benefit	$-	$(424,956)	$(424,956)

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2024 and December 31, 2023 were as follows:

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets Summary	March 31, 2024	December 31, 2023
Federal	$797,040	$1,101,836
State	156,048	202,379
Total	$953,088	$1,304,215

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets Summary	March 31, 2024	December 31, 2023
Operating lease right of use lease assets	$2,085	$172
Inventories allowance	159,975	169,725
Net loss carry forward	791,028	1,134,318
Total	$953,088	$1,304,215

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on management’s evaluation, there was no provision necessary for material uncertain tax position for the Company on March 31, 2024 and December 31, 2023.

For the three months ended March 31, 2024 and 2023, the Company reported net operating income (loss) of $1,065,814 and $(1,235,244), respectively. The net operating loss carryforward is not subject to any expiration period under federal regulations, while at the state level, the expiration period usually ranges up to 20 years, or there may be no expiration period at all.

The Company expects to generate sufficient taxable income in future periods against which the deferred tax assets can be utilized. Accordingly, a valuation allowance may not be needed.

NOTE 13 - Stockholders’ Equity

Preferred Stock

As of March 31, 2024 and December 31, 2023, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares issued and outstanding as of March 31, 2024 and December 31, 2023. The holders of the preferred stock are entitled to receive dividends, if and when declared by the Board of Directors.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

As of March 31, 2024 and December 31, 2023, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized. As of March 31, 2024 and December 31, 2023, there were 35,108,804 and 35,082,464 shares of common stock issued and outstanding, respectively.

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

On March 29, 2024, the Company issued 2,251 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui, with a fair market value of $1.3330 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

NOTE 14 - Commitments and Contingencies

As of March 31, 2024 and December 31, 2023, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of March 31, 2024 and December 31, 2023, the Company had no material pending legal proceedings. No amounts have been accrued in the unaudited consolidated financial statements with respect to any such matters.

NOTE 15 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through May 6, 2024, the date at which the financial statements were available to be issued, and determined that there are no subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of Hour Loop, Inc. (“Hour Loop” or the “Company”). The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

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

Overview

Our Business

We are an online retailer engaged in e-commerce retailing in the U.S. market. We have operated as a third-party seller on www.amazon.com since 2013. We have also sold merchandise on our website at www.hourloop.com since 2013. We expanded our operations to www.walmart.com in October 2020. To date, we have generated practically all of our revenues as a third-party seller on www.amazon.com and only a negligible amount of revenues from our operations on our website at www.hourloop.com and as a third-party seller on www.walmart.com. We manage more than 100,000 stock-keeping units (“SKUs”). Product categories include home/garden décor, toys, kitchenware, apparel, and electronics. Our primary strategy is to bring most of our vendors’ product selections to the customers. We have advanced software that assists us in identifying product gaps so we can keep such products in stock year-round including the entirety of the last quarter (holiday season) of the calendar year. In upcoming years, we plan to expand our business rapidly by increasing the number of business managers, vendors and SKUs.

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

Formation

The Company was founded in 2013 by Sam Lai and Maggie Yu, and we were originally incorporated under the laws of the State of Washington on January 13, 2015. In 2019, we formed a wholly owned subsidiary, Flywheel Consulting Ltd. (“Flywheel”), to provide business operating consulting services, exclusively to Hour Loop. On April 7, 2021, Hour Loop converted from a Washington corporation to a Delaware corporation. With the vision, leadership, and software development skills of Mr. Lai and Ms. Yu, the Company grew rapidly. From 2013 to 2023, sales grew from $0 to $132,124,202.

Competitive Advantage

Among more than 2 million active third-party sellers on Amazon, we believe we have two main competitive advantages:

○	First, we have strong operations and sales teams experienced in listing, shipment, advertising, reconciliation and sales. By delivering high quality results and enhancing procedures through the process, our teams are competitive.

○	Second, we believe our proprietary software system gives us an advantage over our competition. The system is highly customized to our business model; it collects and processes large amounts of data every day to optimize our operation and sales. Through advanced software, we can identify product gaps and keep them in stock all year round.

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

Our Financial Position

For the three months ended March 31, 2024 and 2023, we generated net revenues of $24,681,122 and $21,067,609, respectively, and reported net income (loss) of $1,065,814 and $(1,235,244), respectively, and cash flow provided by (used in) operating activities of $492,943 and $(3,289,076), respectively. As noted in our unaudited consolidated financial statements, as of March 31, 2024, we had an accumulated deficit of $186,808.

Results of Operations

The following table shows comparisons of our unaudited income statements for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Statement of Operations Data
Total revenues	$24,681,122	$21,067,609
Total cost of goods sold	(10,228,916)	(11,451,907)
Gross profit	14,452,206	9,615,702
Total operating expenses	12,914,034	11,227,961
Income (loss) from operations	1,538,172	(1,612,259)
Total other expense, net	(35,234)	(47,941)
Income tax (benefit) provision	(437,124)	424,956
Net income (loss)	1,065,814	(1,235,244)
Other comprehensive (loss) income	(16,533)	1,339
Total comprehensive income (loss)	$1,049,281	$(1,233,905)

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Revenues

We generated $24,681,122 in revenues in the three months ended March 31, 2024, as compared to $21,067,609 in revenues in the same period in 2023. This represents an increase in revenues of $3,613,513, or 17.15%. We attribute this increase to our continued growth and maturity in our operating model, despite an overall e-commerce traffic slowdown and intense competition. Our total orders in the three months ended March 31, 2024 were approximately 1,123,204, as compared to 912,444 orders in the three months ended March 31, 2023, representing an increase of 23.1%. This surge in orders has played a pivotal role in driving the overall revenue growth. The substantial increase in order quantity indicates a rising demand for our products, leading to a corresponding increase in revenue generated from these sales. As a result, the increase in orders has directly contributed to the overall growth in the Company’s revenues during the period. The 23.1% increase in orders reflects strong customer demand, but our pricing strategy, including competitive pricing pressure and discounts offered during the period, resulted in lower prices for products sold. As a consequence, even with the significant order volume increase, the revenue growth was slightly shy of fully matching this proportion.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2024 totaled $10,228,916, as compared to $11,451,907 for the three months ended March 31, 2023. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods.

Operating Expenses

Operating expenses for the three months ended March 31, 2024, totaled $12,914,034, representing a $1,686,073, or 15.02%, increase from the $11,227,961 of operating expenses for the three months ended March 31, 2023. This change was caused by an increase in platform fees and fees paid to Amazon. The Amazon fees are proportional to revenues. In 2023, Amazon made strategic adjustments to its Fulfillment by Amazon (“FBA”) fees and costs, which had a direct impact on our operating expenses. The increase in revenues in the three months ended March 31, 2024 over the same period in 2023 drove the increase in platform fees and higher Amazon fees.

Other Expense, net

Other expense for the three months ended March 31, 2024, was $35,234, compared to other expense of $47,941 for the three months ended March 31, 2023.

Total Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended March 31, 2024, was $1,049,281, as compared with $(1,233,905) for the three months ended March 31, 2023. The decrease in total comprehensive loss was attributed to an increase in the Company’s gross revenues in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $2,922,080 and $1,274,791 as of March 31, 2024 and 2023, respectively.

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

The following table shows a summary of our cash flows for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Statement of Cash Flows
Net cash provided by (used in) operating activities	$492,943	$(3,289,076)
Net cash used in investing activities	$(17,798)	$(3,379)
Net cash (used in) provided by financing activities	$-	$-
Effect of changes in foreign currency rates	$(37,218)	$4,657
Net decrease in cash	$437,927	$(3,287,798)
Cash - beginning of the period	$2,484,153	$4,562,589
Cash - end of the period	$2,922,080	$1,274,791

Net Cash Provided by (Used in) Operating Activities

For the three months ended March 31, 2024, cash provided by operating activities amounted to $492,943, as compared to $3,289,076 of cash used in operating activities for the three months ended March 31, 2023. This was driven by our net income (loss) of $1,065,814 for the three months ended March 31, 2024, as compared to $(1,235,244) for the same period in 2023.

Despite the increase in revenue to $24,681,122 for the three months ended March 31, 2024, as compared to $21,067,609 for the three months ended March 31, 2023, the revenue increase was offset by a corresponding increase in operating expenses of $1,686,073.

Net Cash Used in Investing Activities

For the three months ended March 31, 2024, $17,798 in cash was used in investing activities, compared to $3,379 in cash used in investing activities for the three months ended March 31, 2023.

Net Cash (Used in) Provided by Financing Activities

For the three months ended March 31, 2024, cash used in financing activities amounted to $-0-, as compared to cash provided by financing activities of $-0- for the three months ended March 31, 2023.

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

Bank of America Loan

On June 18, 2019, the Company issued a Promissory Note (the “BofA Note”) in the amount of $785,000 to Bank of America for a loan in the amount of $785,000. The BofA Note matures on June 18, 2024 and bears interest at a rate of 8.11% per annum. The monthly payment is $15,963, consisting of $11,398 of principal and $4,565 of interest. As of March 31, 2024, the aggregate principal amount of the BofA Note outstanding was $-0-. As of March 31, 2024, there was an outstanding balance of deferred interest of $27,996.

Taishin International Bank

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). The line of credit initially matured on August 30, 2023. On August 11, 2023, the term of the loan was extended for an additional year, revising the maturity date to August 30, 2024. The line of credit bears interest at a rate of 3.2% per annum.

As of March 31, 2024, the outstanding balance under the Taishin line of credit was $625,978. The Company has accrued interest expense of $1,646 as of March 31, 2024.

Affiliated Loans

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of March 31, 2024, the Company had $4,170,418 due to related parties. While stockholder payables are generally non-interest bearing and payable on demand, the Company and stockholders have entered into loan agreements for loans with terms over one year.

December 2020 Loan

On December 30, 2020 and later modified on September 16, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement of $1,041,353 and converted it into a retroactive interest-bearing (2%) loan with a repayment date of December 31, 2021. On January 18, 2022 and January 27, 2023, the Company repaid the loan principal and accrued interest in full. Together, Mr. Lai and Ms. Yu hold approximately 95% of the Company’s outstanding shares. Mr. Lai is the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer. Ms. Yu is the Company’s Senior Vice President and a member of the Company’s Board of Directors.

July 2021 Loan

On July 27, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement with a principal amount of $4,170,418. The loan is subordinated. The original annual interest rate was 2% and the original repayment date was December 31, 2022. On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan, with a new maturity date of December 31, 2024. As amended, the annual interest rate of the loan is 5.5%.

Leases

The Company has four operating leases (Flywheel has four offices lease in Taiwan). The respective lease terms are June 1, 2022 to May 31, 2024, August 1, 2022 to July 31, 2024, February 9, 2023 to March 8, 2025, and March 1, 2024 to June 30, 2025, respectively.

For the Period Ending March 31	Amount

2024	$119,159
2025	52,164
2026	-
2027	-
2028	-
2029 and thereafter	-
Total minimum lease payments	171,323
Less: effect of discounting	(3,040)
Present value of the future minimum lease payment	168,283
Less: operating lease liabilities-current	(144,288)
Total operating lease liabilities-non-current	$23,995

Sales Taxes

We make an assessment of sales tax payable, including any related interest and penalties, and accrue these estimates on the financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. We collect and remit sales tax in accordance with state regulations. We estimate that as of March 31, 2024, we owed $288,466 in sales taxes, along with penalties and interest. The Company has made some progress filing historical sales tax returns and targets completion of filings for all jurisdictions in 2024.

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

Cash and Cash Equivalents - The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash. Our cash is held in the bank and covered by the Federal Deposit Insurance Corporation (“FDIC”), subject to applicable limits. Deposits are insured up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities. Our cash and cash equivalents primarily consisted of cash and money market funds. Such amounts are recorded at fair value.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326, credit losses based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of March 31, 2024 and December 31, 2023, the Company did not deem it necessary to have an allowance for bad debt or doubtful accounts.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of March 31, 2024 and December 31, 2023, $637,058 and $675,886, respectively, was written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is 3 years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three months ended March 31, 2024 and 2023.

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

For a lessee, a lease is recognized as an operating lease right-of-use asset with a corresponding liability at lease commencement date. The lease liability is calculated at the present value of the lease payments not yet paid by using the lease term and discount rate determined at lease commencement. The operating lease right-of-use asset is calculated as the lease liability, increased by any initial direct costs, and prepaid lease payments, reduced by any lease incentives received before lease commencement. The operating lease right-of-use asset itself is amortized on a straight-line basis unless another systematic method better reflects how the underlying asset will be used by and benefits the lessee over the lease term.

Fair Value Measurement - Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, due to related parties and short-term debt at fair value or cost, which approximates fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest As of March 31, 2024 and December 31, 2023, the Company held cash equivalents in a money market fund, Dreyfus Government Cash Management. The value of the money market fund was $1,677,426 and $101,510 as of March 31, 2024 and December 31, 2023, respectively. These funds were classified as Level 1 assets within the fair value hierarchy and accounted for at fair value.

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

Revenue Recognition - The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company adopted ASC Topic 606 as of January 1, 2019. The standard did not affect the Company’s consolidated financial position, or cash flows. There were no changes to the timing of revenue recognition as a result of the adoption.

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

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three months ended March 31, 2024 and twelve months ended December 31, 2023 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 5.53% and 7.25% of gross sales for the three months ended March 31, 2024 and 2023, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $5,705,385 and $5,037,251 for the three months ended March 31, 2024 and 2023, respectively, recorded as selling and marketing expenses.

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

The Company assesses sales tax payable including any related interest and penalties and accrues these estimates on its financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with state regulations. The Company estimates that as of March 31, 2024 and December 31, 2023, it owed $288,466 and $288,466, respectively, in sales taxes along with penalties and interest resulting from late filings.

Concentration of Credit Risks - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various domestic and foreign financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of all of the aforementioned institutions.

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the three months ended March 31, 2024 and 2023, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of March 31, 2024 and December 31, 2023, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of March 31, 2024 and December 31, 2023, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes less than 7 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the three months ended March 31, 2024 and 2023, approximately 99% and 100%, respectively, of the Company’s revenue was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – Our policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $884,000 and $784,266 for the three months ended March 31, 2024 and 2023, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the three months ended March 31, 2024 and 2023. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon such evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

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

(c) During the registrant’s last fiscal quarter, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

19.1*	Policy on Insider Trading.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOUR LOOP, INC.

Dated: May 6, 2024	By:	/s/ Sam Lai
Sam Lai
Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

