Form 10-Q
period 2024-06-30
Hour Loop, Inc
filed 2024-08-09
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, there were 35,132,480 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Hour Loop, Inc.

Item 1. Financial Statements.

HOUR LOOP, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except for share and per share data)

As of June 30, 2024 and December 31, 2023

(Unaudited)

	June 30,	December 31,
	2024	2023

ASSETS
Current assets
Cash	$3,346,897	$2,484,153
Accounts receivable, net	753,244	747,650
Inventory, net	14,658,081	14,276,555
Prepaid expenses and other current assets	467,770	504,973
Total current assets	19,225,992	18,013,331

Property and equipment, net	104,521	148,788
Deferred tax assets	732,919	1,304,215
Operating lease right-of-use lease assets	153,404	83,946
Total non-current assets	990,844	1,536,949
TOTAL ASSETS	$20,216,836	$19,550,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,688,328	$3,812,954
Credit cards payable	2,283,931	4,404,445
Short-term loan	617,284	652,422
Operating lease liabilities-current	159,915	82,269
Income taxes payable	33,700	-
Accrued expenses and other current liabilities	1,083,990	1,972,512
Total current liabilities	9,867,148	10,924,602

Non-current liabilities
Operating lease liabilities-non-current	-	2,363
Due to related parties	4,170,418	4,170,418
Total non-current liabilities	4,170,418	4,172,781
Total liabilities	14,037,566	15,097,383
Commitments and contingencies	-

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 35,108,804 and 35,082,464 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3,510	3,508
Additional paid-in capital	5,763,648	5,727,650
Retained earnings (accumulated deficit)	462,342	(1,252,622)
Accumulated other comprehensive loss	(50,230)	(25,639)
Total stockholders’ equity	6,179,270	4,452,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,216,836	$19,550,280

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except for share and per share data)

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Revenues, net	$28,070,707	$22,417,448	$52,751,829	$43,485,057
Cost of revenues	(12,445,297)	(11,059,899)	(22,674,213)	(22,511,806)
Gross profit	15,625,410	11,357,549	30,077,616	20,973,251

Operating expenses
Selling and marketing	12,843,697	10,245,912	24,017,888	19,752,883
General and administrative	1,844,517	1,958,849	3,584,360	3,679,839
Total operating expenses	14,688,214	12,204,761	27,602,248	23,432,722

Income (loss) from operations	937,196	(847,212)	2,475,368	(2,459,471)

Other (expenses) income
Other expense	(4,777)	(1,063)	(5,933)	(3,943)
Interest expense	(61,984)	(62,392)	(124,096)	(123,488)
Other income	59,477	20,317	87,511	36,352
Total other expenses, net	(7,284)	(43,138)	(42,518)	(91,079)

Income (loss) before income taxes	929,912	(890,350)	2,432,850	(2,550,550)
Income tax (expense) benefit	(280,762)	120,982	(717,886)	545,938

Net income (loss)	649,150	(769,368)	1,714,964	(2,004,612)

Other comprehensive loss
Foreign currency translation adjustments	(8,058)	(9,192)	(24,591)	(7,853)

Total comprehensive income (loss)	$641,092	$(778,560)	$1,690,373	$(2,012,465)

Basic and diluted income (loss) per common share	$0.02	$(0.02)	$0.05	$(0.06)
Weighted-average number of common shares outstanding	35,108,804	35,055,293	35,102,203	35,056,510

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY

(In U.S. Dollars, except for share data)

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

For the three months ended June 30, 2024 and 2023

				(Accumulated	Accumulated
	Shares of	Common	Additional	Deficit)	Other	Total
	Common	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Amount	Capital	Earnings	Loss	Equity

BALANCE AT March 31, 2024	35,108,804	$3,510	$5,763,648	$(186,808)	$(42,172)	$5,538,178

Currency translation adjustments	-	-	-	-	(8,058)	(8,058)

Net income	-	-	-	649,150	-	649,150

BALANCE AT June 30, 2024	35,108,804	$3,510	$5,763,648	$462,342	$(50,230)	$6,179,270

BALANCE AT March 31, 2023	35,052,833	$3,506	$5,691,652	$(58,172)	$(21,703)	$5,615,283

Stock-based compensation	17,943	1	18,000	-	-	18,001

Currency translation adjustments	-	-	-	-	(9,192)	(9,192)

Net loss	-	-	-	(769,368)	-	(769,368)

BALANCE AT June 30, 2023	35,070,776	$3,507	$5,709,652	$(827,540)	$(30,895)	$4,854,724

For the six months ended June 30, 2024 and 2023

				(Accumulated	Accumulated
	Shares of	Common	Additional	Deficit)	Other	Total
	Common	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Amount	Capital	Earnings	Loss	Equity

BALANCE AT DECEMBER 31, 2023	35,082,464	$3,508	$5,727,650	$(1,252,622)	$(25,639)	$4,452,897

Stock-based compensation	26,340	2	35,998	-	-	36,000

Currency translation adjustments	-	-	-	-	(24,591)	(24,591)

Net income	-	-	-	1,714,964	-	1,714,964

BALANCE AT June 30, 2024	35,108,804	$3,510	$5,763,648	$462,342	$(50,230)	$6,179,270

BALANCE AT DECEMBER 31, 2022	35,047,828	$3,506	$5,675,320	$1,177,072	$(23,042)	$6,832,856

Stock-based compensation	22,948	1	34,332	-	-	34,333

Currency translation adjustments	-	-	-	-	(7,853)	(7,853)

Net loss	-	-	-	(2,004,612)	-	(2,004,612)

BALANCE AT June 30, 2023	35,070,776	$3,507	$5,709,652	$(827,540)	$(30,895)	$4,854,724

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2024	2023

Cash flows from operating activities
Net income (loss)	$1,714,964	$(2,004,612)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation expenses	70,920	68,634
Amortization of operating lease right-of-use lease assets	98,773	179,774
Deferred tax assets	571,296	(545,938)
Stock-based compensation	36,000	34,333
Inventory allowance	645,379	1,054,242
Changes in operating assets and liabilities:
Accounts receivable	(5,594)	30,045
Inventory	(1,026,905)	3,329,545
Prepaid expenses and other current assets	37,203	(130,528)
Accounts payable	1,875,374	(1,549,988)
Credit cards payable	(2,120,514)	(2,884,424)
Accrued expenses and other current liabilities	(888,522)	(813,678)
Operating lease liabilities	(92,899)	(191,845)
Income taxes payable	33,700	-
Net cash provided by (used in) operating activities	949,175	(3,424,440)

Cash flows from investing activities:
Purchases of property and equipment	(34,593)	(5,881)
Net cash used in investing activities	(34,593)	(5,881)

Effect of changes in foreign currency exchange rates	(51,838)	(13,597)

Net change in cash	862,744	(3,443,918)

Cash at beginning of the period	2,484,153	4,562,589

Cash at end of the period	$3,346,897	$1,118,671

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,883	$167,017
Cash paid for income tax	$109,260	$-
Noncash investing and financing activities:
Operating lease right-of-use of assets and operating lease liabilities recognized	$172,903	$28,407

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

The relevant exchange rates are listed below:

	June 30, 2024	December 31, 2023	June 30, 2023

Period NTD: USD exchange rate	$32.400	$30.655	$31.090
Period Average NTD: USD exchange rate	$32.334	$31.221	$30.770

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

Reclassification - Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2023 have been reclassified to conform to the current interim review presentation. These reclassifications had no impact on consolidated net earnings, consolidated financial position, or consolidated cash flows. Proposed changes involve presenting foreign currency gain or loss as a General and administrative expense, segregating accounts payable into separate categories: accounts payable and credit cards payable and reclassifying inventory allowance in the consolidated cash flows.

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

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost less allowance for credit loss. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. Credit losses are provided based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of June 30, 2024 and December 31, 2023, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of June 30, 2024 and December 31, 2023, $645,379 and $675,886, respectively, was written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is 3 years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three and six months ended June 30, 2024 and 2023.

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

Fair Value Measurement - Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, due to related parties and short-term debt at fair value or cost, which approximates fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest As of June 30, 2024 and December 31, 2023, the Company held cash equivalents in a money market fund, Dreyfus Government Cash Management. The value of the money market fund was $92,183 and $101,510 as of June 30, 2024 and December 31, 2023, respectively. These funds were classified as Level 1 assets within the fair value hierarchy and accounted for at fair value.

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

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three and six months ended June 30, 2024 and 2023 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 5.94% and 6.77% of gross sales for six months ended June 30, 2024 and 2023, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $11,886,764 and $10,312,496 for the six months ended June 30, 2024 and 2023, respectively, recorded as selling and marketing expenses.

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

The Company assesses sales tax payable including any related interest and penalties and accrues these estimates on its financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with state regulations. The Company estimates that as of June 30, 2024 and December 31, 2023, it owed $288,466 and $288,466, respectively, in sales taxes along with penalties and interest resulting from late filings.

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the three and six months ended June 30, 2024 and 2023, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of June 30, 2024 and December 31, 2023, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of June 30, 2024 and December 31, 2023, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes less than 7 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the six months ended June 30, 2024 and 2023, approximately 99% and 100%, respectively, of the Company’s revenue was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – Our policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $1,953,155 and $1,567,126 for the six months ended June 30, 2024 and 2023, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the three and six months ended June 30, 2024 and 2023. Therefore, the diluted earnings per share is the same as the basic earnings per share.

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

NOTE 3 - Inventory

Inventory was comprised of the following as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023

Inventory	$11,355,032	$13,377,530
Inventory-in-transit	3,948,428	1,574,911
Allowance	(645,379)	(675,886)
Total	$14,658,081	$14,276,555

As of June 30, 2024 and December 31, 2023, $645,379 and $675,886, was written down from the cost of inventories to their net realizable values, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

The allowance of inventory is recorded under cost of goods sold in the income statement.

NOTE 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023

Advance to suppliers	$277,656	$49,298
Prepaid expenses-insurance	52,445	5,302
Prepaid expenses-other	82,766	56,437
Lease refundable deposit	49,890	81,522
Tax receivable	-	305,253
Other current assets	5,013	7,161
Total	$467,770	$504,973

As of June 30, 2024 and December 31, 2023, there was a tax receivable of $-0- and $305,253, respectively, due to prepaid income taxes.

NOTE 5 - Property and Equipment

Property and equipment were comprised of the following as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023

Property and equipment	$383,392	$368,729
Accumulated depreciation and amortization	(278,871)	(219,941)
Total property and equipment, net	$104,521	$148,788

For the six months ended June 30, 2024 and 2023, the Company purchased $34,593 and $5,881, for fixtures and equipment, respectively.

For the six months ended June 30, 2024 and 2023, the Company had $70,920 and $68,634, for depreciation, respectively.

For the six months ended June 30, 2024 and 2023, the Company had no disposal or pledge, respectively.

NOTE 6 - Accounts Payable and Credit Cards Payable

	June 30, 2024	December 31, 2023

Accounts payable	$5,688,328	$3,812,954
Credit cards payable	2,283,931	4,404,445

The Company’s accounts payable represent amounts owed to suppliers or other creditors for goods or services purchased but not yet paid for. As of June 30, 2024 and December 31, 2023, there were accounts payable of $5,688,328 and $3,812,954, respectively.

The Company’s credit cards payable consisted of outstanding balances on credit cards held by the Company. As of June 30, 2024 and December 31, 2023, there were credit cards payable of $2,283,931 and $4,404,445, respectively.

NOTE 7 - Short-Term Loan

Line of Credit

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank. The line of credit initially matured on August 30, 2023. On August 11, 2023, the line of credit was extended for an additional year, revising the maturity date to August 30, 2024.

On May 28, 2024, the term of the loan was revised such that maturity date was extended to November 24, 2024. The line of credit bears interest at a rate of 3.33% per annum.

As of June 30, 2024 and December 31, 2023, the outstanding balance under the Taishin International Bank line of credit was $617,284 and $652,422, respectively.

NOTE 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023

Sales tax payable	$288,466	$288,466
Refund liability	-	708,629
Accrued payroll	263,136	297,059
Accrued bonus	175,108	399,067
Accrued expenses	227,259	215,485
Accrued interest	114,060	29,712
Other payables	15,961	34,094
Total	$1,083,990	$1,972,512

The Company made an assessment of sales tax payable, including any related interest and penalties, and accrued those estimates on the financial statements. Of the sales tax payable, $78,947 and $78,947 are related to interest and penalties as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024 and December 31, 2023, the Company has accounted for refund liability in the amount of $-0- and $708,629, respectively, in a proactive approach towards potential future refunds.

A bonus expense is accrued on an annual basis, when the Company’s financial or operational performance meets the required performance level. The Company has $175,108 and $399,067 accrued for bonuses as of June 30, 2024 and December 31, 2023, respectively.

NOTE 9 - Leases

The Company had four operating leases (Flywheel’s office leases in Taiwan) as of June 30, 2024. The leased assets in Flywheel are presented as operating lease right-of-use assets.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of June 30, 2024:

	Flywheel	Flywheel	Flywheel	Flywheel
	August 2022	February 2023	March 2024	June 2024
Initial lease term	to July 2024	to March 2025	to June 2025	to May 2025

Initial recognition of operating lease right-of-use assets	$147,547	$28,652	$123,107	$48,131
Weighted-average remaining lease term at June 30, 2024	0.08	0.67	1	0.92
Weighted-average discount rate at June 30, 2024	2.50%	3.20%	3.20%	3.33%

Operating lease liabilities-current as of June 30, 2024 and December 31, 2023 were $159,915 and $82,269, respectively. Operating lease liabilities-non-current as of June 30, 2024 and December 31, 2023 were $-0- and $2,363, respectively. The operating lease right-of-use assets balance as of June 30, 2024 and December 31, 2023, were $153,404 and $83,946, respectively.

For the six months ended June 30, 2024 and 2023, the amortization of the operating lease right-of-use asset was $98,773 and $179,774, respectively. These amounts were recorded in general and administrative expenses. Additionally, for the six months ended June 30, 2024 and 2023, the Company made lease payments of $92,899 and $191,845, respectively, which were included in the operating cash flows statement.

The future minimum lease payment schedule for all operating leases as of June 30, 2024, is as disclosed below.

For the Period Ending June 30	Amount

2024	$88,886
2025	73,638
2026	-
2027	-
2028	-
2029 and thereafter	-
Total minimum lease payments	162,524
Less: effect of discounting	(2,609)
Present value of the future minimum lease payment	159,915
Less: operating lease liabilities-current	(159,915)
Total operating lease liabilities-non-current	$-

NOTE 10 - Related Party Balances and Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. Stockholder loans and advances are non-interest bearing and payable on demand. As of June 30, 2024 and December 31, 2023, the Company had $4,170,418 and $4,170,418, respectively, due to related parties (Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company; and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company). The loan is memorialized in a Loan Agreement dated October 15, 2021. The annual interest rate was 2% and the initial repayment date was December 31, 2022.

On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan for another two years, with a revised maturity date of December 31, 2024. The annual interest rate is 5.5%. The Company had accrued interest of $114,060 as of June 30, 2024.

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

For the six months ended June 30, 2024 and 2023, the Company made repayments to related parties of $-0- and $-0-, respectively.

NOTE 11 – Disaggregation of Revenue

Revenue was comprised of the following for the three and six months ended June 30, 2024 and 2023, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Revenue-America	$29,285,554	$23,541,026	$54,745,245	$45,799,594
Revenue-International	889,278	750,364	1,758,973	1,465,055
Revenue-Other	208,704	153,758	329,260	242,593
Sales returns	(1,912,838)	(1,545,703)	(3,375,923)	(3,218,025)
Discounts	(399,991)	(481,997)	(705,726)	(804,160)
Total	$28,070,707	$22,417,448	$52,751,829	$43,485,057

NOTE 12 - Income Tax

Effective Tax Rate Reconciliation, for the six months ended June 30, 2024
		%	$
Pretax book income	2,432,850	21.00%	510,898
Permanent differences	42,336	0.37%	8,891
State income tax	146,590	8.15%	198,186
Other deferred adjustment	-	0.00%	(89)
Total tax expense		29.51%	717,886

Effective Tax Rate Reconciliation, for the six months ended June 30, 2023
		%	$
Pretax book loss	(2,550,550)	21.93%	(559,248)
Permanent differences	81,179	-0.70%	17,800
Other deferred adjustment	-	0.18%	(4,490)
Total tax benefits		21.40%	(545,938)

	Current	Deferred	Total
Tax Expense Summary, for the six months ended June 30, 2024	Income Tax Expense	Income Tax Expense	Income Tax Expense
Federal	$-	$488,916	$488,916
State	146,590	82,380	228,970
Total tax expense	$146,590	$571,296	$717,886

	Current	Deferred	Total
Tax Expense Summary, for the six months ended June 30, 2023	Income Tax Benefit	Income Tax Expense	Income Tax Benefit
Federal	$-	$(464,349)	$(464,349)
State	-	(81,589)	(81,589)
Total tax benefit	$-	$(545,938)	$(545,938)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2024 and December 31, 2023 were as follows:

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets Summary	June 30, 2024	December 31, 2023
Federal	$612,920	$1,101,836
State	119,999	202,379
Total	$732,919	$1,304,215

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets Summary	June 30, 2024	December 31, 2023
Operating lease right of use lease assets	$1,635	$172
Inventories allowance	162,064	169,725
Net loss carry forward	569,220	1,134,318
Total	$732,919	$1,304,215

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on management’s evaluation, there was no provision necessary for material uncertain tax position for the Company on June 30, 2024 and December 31, 2023.

For the six months ended June 30, 2024 and 2023, the Company reported net operating income (loss) of $1,714,964 and $(2,004,612), respectively. The net operating loss carryforward is not subject to any expiration period under federal regulations, while at the state level, the expiration period usually ranges up to 20 years, or there may be no expiration period at all.

The Company expects to generate sufficient taxable income in future periods against which the deferred tax assets can be utilized. Accordingly, a valuation allowance may not be needed.

NOTE 13 - Stockholders’ Equity

Preferred Stock

As of June 30, 2024 and December 31, 2023, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares issued and outstanding as of June 30, 2024 and December 31, 2023. The holders of the preferred stock are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of June 30, 2024 and December 31, 2023, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized. As of June 30, 2024 and December 31, 2023, there were 35,108,804 and 35,082,464 shares of common stock issued and outstanding, respectively.

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

NOTE 14 - Commitments and Contingencies

As of June 30, 2024 and December 31, 2023, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of June 30, 2024 and December 31, 2023, the Company had no material pending legal proceedings. No amounts have been accrued in the unaudited consolidated financial statements with respect to any such matters.

NOTE 15 - Subsequent Events

On July 1, 2024, the Company issued 2,946 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui, with a fair market value of $1.0185 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

The Company has evaluated subsequent events from the balance sheet date through August 9, 2024, the date at which the financial statements were available to be issued and determined that there are no other subsequent events to be disclosed.

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

Overview

Our Business

We are an online retailer engaged in e-commerce retailing in the U.S. market. We have operated as a third-party seller on www.amazon.com since 2013. We have also sold merchandise on our website at www.hourloop.com since 2013. We expanded our operations to www.walmart.com in October 2020. To date, we have generated practically all of our revenues as a third-party seller on www.amazon.com and only a negligible amount of revenues from our operations on our website at www.hourloop.com and as a third-party seller on www.walmart.com. We manage more than 100,000 stock-keeping units (“SKUs”). Product categories include home/garden décor, toys, kitchenware, apparel, and electronics.   Our primary strategy is to bring most of our vendors’ product selections to the customers. We have advanced software that assists us in identifying product gaps so we can keep such products in stock year-round, including throughout the entirety of the last quarter (holiday season) of the calendar year. In upcoming years, we plan to expand our business rapidly by increasing the number of business managers, vendors and SKUs.

Business Model

There are three main types of business models on Amazon: wholesale, private label and retail arbitrage. Our business model is wholesale, also known as reselling, which refers to buying products in bulk directly from the brand or manufacturer at a wholesale price and making a profit by selling the product on Amazon. We sell merchandise on

Amazon and the sales are fulfilled by Amazon. We pay Amazon fees for allowing us to sell on their platform. Our relationship with Walmart is similar. We pay Walmart fees for allowing us to sell our merchandise on its platform. As stated above, to date, we have generated only a negligible amount of revenues as a third-party seller on www.walmart.com.

The advantages of selling via a wholesale model are as follows:

●	Purchase lower unit quantities with wholesale orders than private label products;

●	Selling wholesale is less time intensive and easier to scale than sourcing products via retail arbitrage; and

●	More brands will want to work with us because we can provide a broader Amazon presence.

The challenges of selling via a wholesale model include the following:

●	Fierce competition on listing for Buy Box on amazon.com; and

●	Developing and maintaining relationships with brand manufacturers.

Market Description/Opportunities

Total U.S. retail sales increased 2% to $7.24 trillion in 2023 from $7.09 trillion in 2022. Consumers spent $1,118.68 billion online with U.S. merchants in 2023, which was approximately 15.45% of total U.S. retail sales for the year, compared to 14.66% in 2022. Amazon accounted for nearly 37.6% of all e-commerce in the United States in 2023 and that makes Amazon the biggest ecommerce giant currently in the market.

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

Competitive Advantage

Among more than 2.5 million active third-party sellers on Amazon, we believe we have two main competitive advantages:

○	First, we have strong operations and sales teams experienced in listing, shipment, advertising, reconciliation and sales. By delivering high quality results and enhancing procedures through the process, our teams are competitive.

○	Second, we believe our proprietary software system gives us an advantage over our competition. The system is highly customized to our business model; it collects and processes large amounts of data every day to optimize our operation and sales. Through advanced software, we can identify product gaps so that we are able to keep products in stock all year round.

With respect to our advertising strategy, we advertise those products that we estimate will have greater demand based on our experience. This lets us allocate our advertising budget in a fashion that delivers positive value. We advertise our products on Amazon. We allocate our advertising dollars prudently. This is accomplished by advertising items that deliver the most return for our advertising spending. We monitor the items being advertised by our competitors. On the operations side, we constantly refine our processes based on learning from historical data. The combination of managing the business operations effectively along with allocating our advertising budget to high value items allows us to grow profitably. In cases where the advertising is fierce, we allocate the spending appropriately. Our strategy for competing with larger competitors is to monitor their pricing and not compete with them when their pricing is low or at a loss. Competitors sell at low prices or at a loss due to a variety of reasons, including, but not limited to, their desire to liquidate inventory or achieve short term increase in revenue. During these times, we avoid matching their prices. This strategy allows us to stay profitable.

Our Financial Position

For the three months ended June 30, 2024 and 2023, we generated net revenues of $28,070,707 and $22,417,448, respectively, and reported net income (loss) of $649,150 and $(769,368), respectively, and cash flow provided by (used in) operating activities of $456,232 and $(135,364), respectively.

For the six months ended June 30, 2024 and 2023, we generated net revenues of $52,751,829 and $43,485,057, respectively, and reported net income (loss) of $1,714,964 and $(2,004,612), respectively, and cash flow provided by (used in) operating activities of $949,175 and $(3,424,440), respectively.

As noted in our unaudited consolidated financial statements, as of June 30, 2024, we had retained earnings of $462,342.

Results of Operations

The following table shows comparisons of our unaudited income statements for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Statement of Operations Data
Total revenues	$28,070,707	$22,417,448	$52,751,829	$43,485,057
Total cost of goods sold	(12,445,297)	(11,059,899)	(22,674,213)	(22,511,806)
Gross profit	15,625,410	11,357,549	30,077,616	20,973,251
Total operating expenses	14,688,214	12,204,761	27,602,248	23,432,722
Income (loss) from operations	937,196	(847,212)	2,475,368	(2,459,471)
Total other non-operating expense	(7,284)	(43,138)	(42,518)	(91,079)
Income tax (expense) benefit	(280,762)	120,982	(717,886)	545,938
Net income (loss)	649,150	(769,368)	1,714,964	(2,004,612)
Other comprehensive loss	(8,058)	(9,192)	(24,591)	(7,853)
Total comprehensive income (loss)	$641,092	$(778,560)	$1,690,373	$(2,012,465)

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Revenues

We generated $28,070,707 in revenues in the three months ended June 30, 2024, as compared to $22,417,448 in revenues in the same period in 2023. This represents an increase in revenues of $5,653,259, or 25.22%. We attribute this increase to our continued growth and maturity in our operating model, despite an overall e-commerce traffic slowdown and intense competition. Our total orders in the three months ended June 30, 2024 were approximately 1,268,890, as compared to 972,136 orders in the three months ended June 30, 2023, representing an increase of 30.53%. This surge in orders has played a pivotal role in driving the overall revenue growth. The substantial increase in order quantity indicates a rising demand for our products, leading to a corresponding increase in revenue generated from these sales. As a result, the increase in orders has directly contributed to the overall growth in the Company’s revenues during the period. The 30.53% increase in orders reflects strong customer demand, but our pricing strategy, including competitive pricing pressure and discounts offered during the period, resulted in lower prices for products sold. As a consequence, even with the significant order volume increase, the revenue growth was slightly shy of fully matching this proportion.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2024 totaled $12,445,297, as compared to $11,059,899 for the three months ended June 30, 2023. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods.

Operating Expenses

Operating expenses for the three months ended June 30, 2024 totaled $14,688,214, representing a $2,483,453, or 20.35%, increase from the $12,204,761 of operating expenses for the three months ended June 30, 2023. This change was caused by an increase in platform fees and fees paid to Amazon. The Amazon fees are proportional to revenues. In 2023, Amazon made strategic adjustments to its Fulfillment by Amazon (“FBA”) fees and costs, which had a direct impact on our operating expenses. The increase in revenues in the three months ended June 30, 2024 over the same period in 2023 drove the increase in platform fees and higher Amazon fees.

Other Expenses, Net

Other expenses, net, for the three months ended June 30, 2024 was $7,284, compared to other expense, net, of $43,138 for the three months ended June 30, 2023.

Total Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended June 30, 2024, was $641,092, as compared with $(778,560) for the three months ended June 30, 2023. The decrease in total comprehensive loss was attributed to an increase in the Company’s gross revenues in the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Revenues

We generated $52,751,829 in revenues in the six months ended June 30, 2024, as compared to $43,485,057 in revenues in the same period in 2023. This represents an increase in revenues of $9,266,772, or 21.31%. We attribute this increase to our continued growth and maturity in our operating model, despite an overall e-commerce traffic slowdown and intense competition. Our total orders in the six months ended June 30, 2024 were approximately 2,392,094, as compared to 1,884,580 orders in the six months ended June 30, 2023, representing an increase of 26.93%. This surge in orders has played a pivotal role in driving the overall revenue growth. The substantial increase in order quantity indicates a rising demand for our products, leading to a corresponding increase in revenue generated from these sales. As a result, the increase in orders has directly contributed to the overall growth in the Company’s revenues during the period. The 26.93% increase in orders reflects strong customer demand, but our pricing strategy, including competitive pricing pressure and discounts offered during the period, resulted in lower prices for products sold. As a consequence, even with the significant order volume increase, the revenue growth was slightly shy of fully matching this proportion.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2024 totaled $22,674,213, as compared to $22,511,806 for the six months ended June 30, 2023. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods.

Operating Expenses

Operating expenses for the six months ended June 30, 2024 totaled $27,602,248, representing a $4,169,526, or 17.79%, increase from the $23,432,722 of operating expenses for the six months ended June 30, 2023. This change was caused by an increase in platform fees and fees paid to Amazon. The Amazon fees are proportional to revenues. In 2023, Amazon made strategic adjustments to its Fulfillment by Amazon (“FBA”) fees and costs, which had a direct impact on our operating expenses. The increase in revenues in the six months ended June 30, 2024 over the same period in 2023 drove the increase in platform fees and higher Amazon fees.

Other Expenses, Net

Other expenses, net, for the six months ended June 30, 2024 was $42,518, compared to other expense, net, of $91,079 for the six months ended June 30, 2023.

Total Comprehensive Income (Loss)

Total comprehensive income (loss) for the six months ended June 30, 2024, was $1,690,373, as compared with $(2,012,465) for the six months ended June 30, 2023. The decrease in total comprehensive loss was attributed to an increase in the Company’s gross revenues in the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $3,346,897 and $1,118,671 as of June 30, 2024 and 2023, respectively.

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

The following table shows a summary of our cash flows for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
Statement of Cash Flows
Net cash provided by (used in) operating activities	$949,175	$(3,424,440)
Net cash used in investing activities	$(34,593)	$(5,881)
Net cash (used in) provided by financing activities	$-	$-
Effect of changes in foreign currency rates	$(51,838)	$(13,597)
Net decrease in cash	$862,744	$(3,443,918)
Cash - beginning of the period	$2,484,153	$4,562,589
Cash - end of the period	$3,346,897	$1,118,671

Net Cash Provided by (Used in) Operating Activities

For the six months ended June 30, 2024, cash provided by (used in) operating activities amounted to $949,175, as compared to $(3,424,440) of cash used in operating activities for the six months ended June 30, 2023. This was driven by our net income (loss) of $1,714,964 for the six months ended June 30, 2024, as compared to $(2,004,612) for the same period in 2023.

Despite the increase in revenue to $52,751,829 for the six months ended June 30, 2024, as compared to $43,485,057 for the six months ended June 30, 2023, the revenue increase was offset by a corresponding increase in operating expenses of $4,169,526.

Net Cash Used in Investing Activities

For the six months ended June 30, 2024, $34,593 in cash was used in investing activities, compared to $5,881 in cash used in investing activities for the six months ended June 30, 2023.

Net Cash (Used in) Provided by Financing Activities

For the six months ended June 30, 2024, cash used in financing activities amounted to $-0-, as compared to cash provided by financing activities of $-0- for the six months ended June 30, 2023.

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

Taishin International Bank

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). The line of credit initially matured on August 30, 2023. On August 11, 2023, the line of credit was extended for an additional year, revising the maturity date to August 30, 2024.

On May 28, 2024, the term of the loan was revised such that the maturity date was extended to November 24, 2024. The line of credit bears interest at a rate of 3.33% per annum.

As of June 30, 2024, the outstanding balance under the Taishin line of credit was $617,284.

Affiliated Loans

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of June 30, 2024, the Company had $4,170,418 due to related parties. While stockholder payables are generally non-interest bearing and payable on demand, the Company and stockholders have entered into loan agreements for loans with terms over one year.

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

Leases

The Company has four operating leases (Flywheel has four offices lease in Taiwan). The respective lease terms are August 1, 2022 to July 31, 2024, February 9, 2023 to March 8, 2025, March 1, 2024 to June 30, 2025, and June 1, 2024 to May 31, 2025 respectively.

For the Period Ending June 30	Amount

2024	$88,886
2025	73,638
2026	-
2027	-
2028	-
2029 and thereafter	-
Total minimum lease payments	162,524
Less: effect of discounting	(2,609)
Present value of the future minimum lease payment	159,915
Less: operating lease liabilities-current	(159,915)
Total operating lease liabilities-non-current	$-

Sales Taxes

We make an assessment of sales tax payable, including any related interest and penalties, and accrue these estimates on the financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. We collect and remit sales tax in accordance with state regulations. We estimate that as of June 30, 2024, we owed $288,466 in sales taxes, along with penalties and interest. The Company has made some progress filing historical sales tax returns and targets completion of filings for all jurisdictions in 2024.

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

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326, credit losses based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of June 30, 2024 and December 31, 2023, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of June 30, 2024 and December 31, 2023, $645,379 and $675,886, respectively, was written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is 3 years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three and six months ended June 30, 2024 and 2023.

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

Fair Value Measurement - Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, due to related parties and short-term debt at fair value or cost, which approximates fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest As of June 30, 2024 and December 31, 2023, the Company held cash equivalents in a money market fund, Dreyfus Government Cash Management. The value of the money market fund was $92,183 and $101,510 as of June 30, 2024 and December 31, 2023, respectively. These funds were classified as Level 1 assets within the fair value hierarchy and accounted for at fair value.

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

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three and six months ended June 30, 2024 and 2023 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 5.94% and 6.77% of gross sales for six months ended June 30, 2024 and 2023, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $11,886,764 and $10,312,496 for the six months ended June 30, 2024 and 2023, respectively, recorded as selling and marketing expenses.

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

The Company assesses sales tax payable including any related interest and penalties and accrues these estimates on its financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with state regulations. The Company estimates that as of June 30, 2024 and December 31, 2023, it owed $288,466 and $288,466, respectively, in sales taxes along with penalties and interest resulting from late filings.

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the three and six months ended June 30, 2024 and 2023, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of June 30, 2024 and December 31, 2023, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of June 30, 2024 and December 31, 2023, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes less than 7 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the three and six months ended June 30, 2024 and 2023, approximately 99% and 100%, respectively, of the Company’s revenue was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – Our policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $1,953,155 and $1,567,126 for the six months ended June 30, 2024 and 2023, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the three and six months ended June 30, 2024 and 2023. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon such evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2024, the Company issued 2,946 shares of Company common stock to each of Sam Lai and Maggie Yu (both of whom are executive officers, directors and significant stockholders of the Company), and Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui (each of whom was a director of the Company as of such date), with a fair market value of $1.0185 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company. Subsequently, on July 22, 2024, Mr. Branch resigned his position as a member of the Company’s Board of Directors.

On July 25, 2024, following Mr. Branch’s resignation, the Company issued 6,000 shares of restricted common stock to Mr. Branch as compensation for services rendered.

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

HOUR LOOP, INC.

Dated: August 9, 2024	By:	/s/ Sam Lai
Sam Lai
Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

