Form 10-Q
period 2024-09-30
Hour Loop, Inc
filed 2024-11-12
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20___, to _____, 20___.

Commission File Number 001-41204

Hour Loop, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-2869399
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8201 164th Ave. NE Redmond, WA	98052-7615
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 12, 2024, there were 35,143,460 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Hour Loop, Inc.

Item 1. Financial Statements.

HOUR LOOP, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except for share and per share data)

As of September 30, 2024 and December 31, 2023

(Unaudited)

	September 30,	December 31,
	2024	2023

ASSETS
Current assets
Cash	$1,194,239	$2,484,153
Accounts receivable, net	548,224	747,650
Inventory, net	29,081,306	14,276,555
Prepaid expenses and other current assets	759,391	504,973
Total current assets	31,583,160	18,013,331

Property and equipment, net	80,081	148,788
Deferred tax	567,347	1,304,215
Operating lease right-of-use lease assets	173,786	83,946
Total non-current assets	821,214	1,536,949
TOTAL ASSETS	$32,404,374	$19,550,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,453,334	$3,812,954
Credit cards payable	4,229,677	4,404,445
Short-term loan	632,911	652,422
Operating lease liabilities-current	178,746	82,269
Accrued expenses and other current liabilities	1,050,363	1,972,512
Total current liabilities	21,545,031	10,924,602

Non-current liabilities
Operating lease liabilities-non-current	-	2,363
Due to related parties	4,170,418	4,170,418
Total non-current liabilities	4,170,418	4,172,781
Total liabilities	25,715,449	15,097,383
Commitments and contingencies	-

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 35,132,480 and 35,082,464 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3,513	3,508
Additional paid-in capital	5,787,687	5,727,650
Retained earnings (accumulated deficit)	931,989	(1,252,622)
Accumulated other comprehensive loss	(34,264)	(25,639)
Total stockholders’ equity	6,688,925	4,452,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,404,374	$19,550,280

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except for share and per share data)

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Revenues, net	$31,075,498	$29,152,360	$83,827,327	$72,637,417
Cost of revenues	(14,036,187)	(13,819,798)	(36,710,400)	(36,331,604)
Gross profit	17,039,311	15,332,562	47,116,927	36,305,813

Operating expenses
Selling and marketing	14,585,652	13,632,333	38,603,540	33,385,216
General and administrative	1,731,816	1,631,484	5,316,176	5,311,323
Total operating expenses	16,317,468	15,263,817	43,919,716	38,696,539

Income (loss) from operations	721,843	68,745	3,197,211	(2,390,726)

Other (expenses) income
Other expense	(516)	(3,527)	(6,449)	(7,470)
Interest expense	(62,862)	(62,476)	(186,958)	(185,964)
Other income	28,933	19,750	116,444	56,102
Total other expenses, net	(34,445)	(46,253)	(76,963)	(137,332)

Income (loss) before income taxes	687,398	22,492	3,120,248	(2,528,058)
Income tax (expense) benefit	(217,751)	(37,548)	(935,637)	508,390

Net income (loss)	469,647	(15,056)	2,184,611	(2,019,668)

Other comprehensive loss
Foreign currency translation adjustments	15,966	(12,032)	(8,625)	(19,885)

Total comprehensive income (loss)	485,613	(27,088)	2,175,986	(2,039,553)

Basic and diluted income (loss) per common share	$0.01	$(0.00)	$0.06	(0.06)
Weighted-average number of common shares outstanding	35,130,677	35,058,340	35,111,844	35,061,286

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY

(In U.S. Dollars, except for share data)

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

For the three months ended September 30, 2024 and 2023

				Retained	Accumulated
	Shares of	Common	Additional	Earnings	Other	Total
	Common	Stock	Paid-In	(Accumulated	Comprehensive	Stockholders’
	Stock	Amount	Capital	Deficit)	(Loss) Income	Equity

BALANCE AT June 30, 2024	35,108,804	$3,510	$5,763,648	$462,342	$(50,230)	$6,179,270

Stock-based compensation	23,676	3	24,039	-	-	24,042

Currency translation adjustments	-	-	-	-	15,966	15,966

Net income	-	-	-	469,647	-	469,647

BALANCE AT September 30, 2024	35,132,480	$3,513	$5,787,687	$931,989	$(34,264)	$6,688,925

BALANCE AT June 30, 2023	35,070,776	$3,507	$5,709,652	$(827,540)	$(30,895)	$4,854,724

Currency translation adjustments	-	-	-	-	(12,032)	(12,032)

Net loss	-	-	-	(15,056)	-	(15,056)

BALANCE AT September 30, 2023	35,070,776	$3,507	$5,709,652	$(842,596)	$(42,927)	$4,827,636

For the nine months ended September 30, 2024 and 2023

				(Accumulated	Accumulated
	Shares of	Common	Additional	Deficit)	Other	Total
	Common	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Amount	Capital	Earnings	Loss	Equity

BALANCE AT DECEMBER 31, 2023	35,082,464	$3,508	$5,727,650	$(1,252,622)	$(25,639)	$4,452,897

Stock-based compensation	50,016	5	60,037	-	-	60,042

Currency translation adjustments	-	-	-	-	(8,625)	(8,625)

Net income	-	-	-	2,184,611	-	2,184,611

BALANCE AT September 30, 2024	35,132,480	$3,513	$5,787,687	$931,989	$(34,264)	$6,688,925

BALANCE AT DECEMBER 31, 2022	35,047,828	$3,506	$5,675,320	$1,177,072	$(23,042)	$6,832,856

Stock-based compensation	22,948	1	34,332	-	-	34,333

Currency translation adjustments	-	-	-	-	(19,885)	(19,885)

Net loss	-	-	-	(2,019,668)	-	(2,019,668)

BALANCE AT September 30, 2023	35,070,776	$3,507	$5,709,652	$(842,596)	$(42,927)	$4,827,636

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2024	2023

Cash flows from operating activities
Net income (loss)	$2,184,611	$(2,019,668)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation expenses	98,624	100,441
Amortization of operating lease right-of-use lease assets	157,520	262,913
Deferred tax	736,868	(508,390)
Stock-based compensation	60,042	34,333
Inventory allowance	578,622	972,582
Changes in operating assets and liabilities:
Accounts receivable	199,426	(384,775)
Inventory	(15,383,373)	(5,896,260)
Prepaid expenses and other current assets	(254,418)	(412,309)
Accounts payable	11,640,380	5,439,274
Credit cards payable	(174,768)	(412,770)
Accrued expenses and other current liabilities	(922,149)	(842,318)
Operating lease liabilities	(153,270)	(280,333)
Net cash used in operating activities	(1,231,885)	(3,947,280)

Cash flows from investing activities:
Purchases of property and equipment	(35,031)	(14,024)
Net cash used in investing activities	(35,031)	(14,024)

Effect of changes in foreign currency exchange rates	(22,998)	(38,673)

Net change in cash	(1,289,914)	(3,999,977)

Cash at beginning of the period	2,484,153	4,562,589

Cash at end of the period	$1,194,239	$562,612

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,266	$172,964
Cash paid for income tax	$210,811	$362
Noncash investing and financing activities:
Operating lease right-of-use of assets and operating lease liabilities recognized	$248,917	$27,330

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

The relevant exchange rates are listed below:

	September 30, 2024	December 31, 2023	September 30, 2023

Period NTD: USD exchange rate	$31.600	$30.655	$32.220
Period Average NTD: USD exchange rate	$31.930	$31.221	$31.983

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

Reclassification - Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2023 have been reclassified to conform to the current interim review presentation. These reclassifications had no impact on consolidated net earnings, consolidated financial position, or consolidated cash flows. Proposed changes involve presenting foreign currency gain or loss as a General and administrative expense, segregating accounts payable into separate categories: accounts payable and credit cards payable and reclassifying inventory allowance in the consolidated cash flows.

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

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost less allowance for credit loss. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. Credit losses are provided based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of September 30, 2024 and December 31, 2023, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of September 30, 2024 and December 31, 2023, $578,622 and $675,886, respectively, was written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is 3 years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three and nine months ended September 30, 2024 and 2023.

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

Fair Value Measurement - Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, due to related parties and short-term debt at fair value or cost, which approximates fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest As of September 30, 2024 and December 31, 2023, the Company held cash equivalents in a money market fund, Dreyfus Government Cash Management. The value of the money market fund was $256,062 and $101,510 as of September 30, 2024 and December 31, 2023, respectively. These funds were classified as Level 1 assets within the fair value hierarchy and accounted for at fair value.

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

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three and nine months ended September 30, 2024 and 2023 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 6.00% and 6.45% of gross sales for nine months ended September 30, 2024 and 2023, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $18,749,793 and $17,091,747 for the nine months ended September 30, 2024 and 2023, respectively, recorded as selling and marketing expenses.

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

The Company assesses sales tax payable including any related interest and penalties and accrues these estimates on its financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with state regulations. The Company estimates that as of September 30, 2024 and December 31, 2023, it owed $288,466 and $288,466, respectively, in sales taxes along with penalties and interest resulting from late filings.

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the three and nine months ended September 30, 2024 and 2023, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of September 30, 2024 and December 31, 2023, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of September 30, 2024 and December 31, 2023, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes less than 7 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the nine months ended September 30, 2024 and 2023, approximately 99% and 100%, respectively, of the Company’s revenue was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – Our policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $3,096,997 and $2,617,318 for the nine months ended September 30, 2024 and 2023, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the three and nine months ended September 30, 2024 and 2023. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

NOTE 2 - Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 on Improvements to Reportable Segment Disclosures for entities that are managed as a single reportable segment that governs when an entity is expected to conclude that consolidated net income is the measure of segment profit or loss consistent with U.S. GAAP. The ASU is effective for annual periods beginning after January 1, 2024. The Company will adopt and apply the guidance in fiscal year 2024. There is no material impact expected to our results of operations, cash flows and financial condition at the time of adoption; however, the Company is still assessing the disclosure impact. In December 2023, the FASB issued ASU 2023-09 on Improvements to Income Tax Disclosures that require greater disaggregation of income tax disclosures to the income tax rate reconciliation and income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024. The Company will adopt and apply the guidance in fiscal year 2025. There is no material impact expected to our results of operations, cash flows and financial condition at the time of adoption; however, the Company is still assessing the disclosure impact.

NOTE 3 - Inventory

Inventory was comprised of the following as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023

Inventory	$17,964,767	$13,377,530
Inventory-in-transit	11,695,161	1,574,911
Allowance	(578,622)	(675,886)
Total	$29,081,306	$14,276,555

As of September 30, 2024 and December 31, 2023, $578,622 and $675,886 was written down from the cost of inventories to their net realizable values, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

The allowance of inventory is recorded under cost of goods sold in the income statement.

NOTE 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023

Advance to suppliers	$572,647	$49,298
Prepaid expenses-insurance	26,461	5,302
Prepaid expenses-other	87,984	56,437
Lease refundable deposit	51,153	81,522
Tax receivable	18,300	305,253
Other current assets	2,846	7,161
Total	$759,391	$504,973

As of September 30, 2024 and December 31, 2023, there was a tax receivable of $18,300 and $305,253, respectively, due to prepaid income taxes.

NOTE 5 - Property and Equipment

Property and equipment were comprised of the following as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023

Property and equipment	$393,099	$368,729
Accumulated depreciation and amortization	(313,018)	(219,941)
Total property and equipment, net	$80,081	$148,788

For the nine months ended September 30, 2024 and 2023, the Company purchased $35,031 and $14,024, for fixtures and equipment, respectively.

For the nine months ended September 30, 2024 and 2023, the Company had $98,624 and $100,441, for depreciation, respectively.

For the nine months ended September 30, 2024 and 2023, the Company had no disposal or pledge.

NOTE 6 - Accounts Payable and Credit Cards Payable

	September 30, 2024	December 31, 2023

Accounts payable	$15,453,334	$3,812,954
Credit cards payable	4,229,677	4,404,445

The Company’s accounts payable represent amounts owed to suppliers or other creditors for goods or services purchased but not yet paid for. As of September 30, 2024 and December 31, 2023, there were accounts payable of $15,453,334 and $3,812,954, respectively.

The Company’s credit cards payable consisted of outstanding balances on credit cards held by the Company. As of September 30, 2024 and December 31, 2023, there were credit cards payable of $4,229,677 and $4,404,445, respectively.

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

As of September 30, 2024 and December 31, 2023, the outstanding balance under the Taishin International Bank line of credit was $632,911 and $652,422, respectively.

NOTE 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023

Sales tax payable	$288,466	$288,466
Refund liability	-	708,629
Accrued payroll	303,774	297,059
Accrued bonus	37,975	399,067
Accrued expenses	231,725	215,485
Accrued interest	171,716	29,712
Other payables	16,707	34,094
Total	$1,050,363	$1,972,512

The Company made an assessment of sales tax payable, including any related interest and penalties, and accrued those estimates on the financial statements. Of the sales tax payable, $78,947 and $78,947 are related to interest and penalties as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024 and December 31, 2023, the Company has accounted for refund liability in the amount of $-0- and $708,629, respectively, in a proactive approach towards potential future refunds.

A bonus expense is accrued on an annual basis, when the Company’s financial or operational performance meets the required performance level. The Company has $37,975 and $399,067 accrued for bonuses as of September 30, 2024 and December 31, 2023, respectively.

NOTE 9 - Leases

The Company had four operating leases (Flywheel’s office leases in Taiwan) as of September 30, 2024. The leased assets in Flywheel are presented as operating lease right-of-use assets.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of September 30, 2024:

	Flywheel	Flywheel	Flywheel	Flywheel
	February 2023	March 2024	June 2024	August 2024
Initial lease term	to March 2025	to June 2025	to May 2025	to July 2025

Initial recognition of operating lease right-of-use assets	$28,652	$123,107	$52,434	$73,175
Weighted-average remaining lease term at September 30, 2024	0.42	0.75	0.67	0.83
Weighted-average discount rate at September 30, 2024	3.20%	3.20%	3.33%	3.33%

Operating lease liabilities-current as of September 30, 2024 and December 31, 2023 were $178,746 and $82,269, respectively. Operating lease liabilities-non-current as of September 30, 2024 and December 31, 2023 were $-0- and $2,363, respectively. The operating lease right-of-use assets balance as of September 30, 2024 and December 31, 2023, were $173,786 and $83,946, respectively.

For the nine months ended September 30, 2024 and 2023, the amortization of the operating lease right-of-use asset was $157,520 and $262,913, respectively. These amounts were recorded in general and administrative expenses. Additionally, for the nine months ended September 30, 2024 and 2023, the Company made lease payments of $153,270 and $280,333, respectively, which were included in the operating cash flows statement.

The future minimum lease payment schedule for all operating leases as of September 30, 2024, is as disclosed below.

For the Period Ending September 30,	Amount

2024	$61,391
2025	119,805
2026	-
2027	-
2028	-
2029 and thereafter	-
Total minimum lease payments	181,196
Less: effect of discounting	(2,450)
Present value of the future minimum lease payment	178,746
Less: operating lease liabilities-current	(178,746)
Total operating lease liabilities-non-current	$-

NOTE 10 - Related Party Balances and Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. Stockholder loans and advances are payable on demand. As of September 30, 2024 and December 31, 2023, the Company had $4,170,418 and $4,170,418, respectively, due to related parties (Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company; and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company). The loan is memorialized in a Loan Agreement dated October 15, 2021. The annual interest rate was 2% and the initial repayment date was December 31, 2022.

On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan for another two years, with a revised maturity date of December 31, 2024. The annual interest rate is 5.5%. The Company had accrued interest of $171,716 as of September 30, 2024.

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

For the nine months ended September 30, 2024 and 2023, the Company made repayments to related parties of $-0- and $-0-, respectively.

NOTE 11 – Disaggregation of Revenue

Revenue was comprised of the following for the three and nine months ended September 30, 2024 and 2023, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Revenue-America	$32,206,558	$30,438,355	$86,951,803	$76,237,949
Revenue-International	1,120,996	786,444	2,879,970	2,251,499
Revenue-Other	195,864	206,739	525,123	449,332
Sales returns	(2,042,994)	(1,874,956)	(5,418,917)	(5,092,981)
Discounts	(404,926)	(404,222)	(1,110,652)	(1,208,382)
Total	$31,075,498	$29,152,360	$83,827,327	$72,637,417

NOTE 12 - Income Tax

Effective Tax Rate Reconciliation, for the nine months ended September 30, 2024
		%	$
Pretax book income	3,120,248	21.00%	655,252
Permanent differences	62,388	0.42%	13,102
State income tax	198,768	8.54%	266,516
Other deferred adjustment	-	0.02%	767
Total tax expense		29.99%	935,637

Effective Tax Rate Reconciliation, for the nine months ended September 30, 2023
		%	$
Pretax book loss	(2,528,058)	21.90%	(553,685)
Permanent differences	78,989	-0.68%	17,300
Other deferred adjustment	-	-1.11%	27,995
Total tax benefits		20.11%	(508,390)

	Current	Deferred	Total
Tax Expense Summary, for the nine months ended September 30, 2024	Income Tax Expense	Income Tax Expense	Income Tax Expense
Federal	$-	$627,380	$627,380
State	198,768	109,489	308,257
Total tax expense	$198,768	$736,869	$935,637

	Current	Deferred	Total
Tax Expense Summary, for the nine months ended September 30, 2023	Income Tax Benefit	Income Tax Expense	Income Tax Benefit
Federal	$-	$(432,339)	$(432,339)
State	-	(76,051)	(76,051)
Total tax benefit	$-	$(508,390)	$(508,390)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 2024 and December 31, 2023 were as follows:

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets Summary	September 30, 2024	December 31, 2023
Federal	$474,456	$1,101,836
State	92,891	202,379
Total	$567,347	$1,304,215

	Deferred Tax	Deferred Tax
	Assets	Assets
Deferred Tax Assets Summary	September 30, 2024	December 31, 2023
Operating lease right of use lease assets	$1,245	$172
Inventories allowance	145,301	169,725
Net loss carry forward	420,801	1,134,318
Total	$567,347	$1,304,215

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on management’s evaluation, there was no provision necessary for material uncertain tax position for the Company on September 30, 2024 and December 31, 2023.

For the nine months ended September 30, 2024 and 2023, the Company reported net operating income (loss) of $2,184,611 and $(2,019,668), respectively. The net operating loss carryforward is not subject to any expiration period under federal regulations, while at the state level, the expiration period usually ranges up to 20 years, or there may be no expiration period at all.

The Company expects to generate sufficient taxable income in future periods against which the deferred tax assets can be utilized. Accordingly, a valuation allowance may not be needed.

NOTE 13 - Stockholders’ Equity

Preferred Stock

As of September 30, 2024 and December 31, 2023, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares issued and outstanding as of September 30, 2024 and December 31, 2023. The holders of the preferred stock are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of September 30, 2024 and December 31, 2023, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized. As of September 30, 2024 and December 31, 2023, there were 35,132,480 and 35,082,464 shares of common stock issued and outstanding, respectively.

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

NOTE 14 - Commitments and Contingencies

As of September 30, 2024 and December 31, 2023, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of September 30, 2024 and December 31, 2023, the Company had no material pending legal proceedings. No amounts have been accrued in the unaudited consolidated financial statements with respect to any such matters.

NOTE 15 - Subsequent Events

On October 1, 2024, the Company issued 2,196 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.3660 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

The Company has evaluated subsequent events from the balance sheet date through November 12, 2024, the date at which the financial statements were available to be issued and determined that there are no other subsequent events to be disclosed.

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

Our Financial Position

For the three months ended September 30, 2024 and 2023, we generated net revenues of $31,075,498 and $29,152,360, respectively, and reported net income (loss) of $469,647 and $(15,056), respectively, and cash flow used in operating activities of $2,181,060 and $522,840, respectively.

For the nine months ended September 30, 2024 and 2023, we generated net revenues of $83,827,327 and $72,637,417, respectively, and reported net income (loss) of $2,184,611 and $(2,019,668), respectively, and cash flow used in operating activities of $1,231,885 and $3,947,280, respectively.

As noted in our unaudited consolidated financial statements, as of September 30, 2024, we had retained earnings of $931,989.

Results of Operations

The following table shows comparisons of our unaudited income statements for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Statement of Operations Data
Total revenues	$31,075,498	$29,152,360	$83,827,327	$72,637,417
Total cost of goods sold	(14,036,187)	(13,819,798)	(36,710,400)	(36,331,604)
Gross profit	17,039,311	15,332,562	47,116,927	36,305,813
Total operating expenses	16,317,468	15,263,817	43,919,716	38,696,539
Income (loss) from operations	721,843	68,745	3,197,211	(2,390,726)
Total other non-operating expense	(34,445)	(46,253)	(76,963)	(137,332)
Income tax (expense) benefit	(217,751)	(37,548)	(935,637)	508,390
Net income (loss)	469,647	(15,056)	2,184,611	(2,019,668)
Other comprehensive income (loss)	15,966	(12,032)	(8,625)	(19,885)
Total comprehensive income (loss)	$485,613	$(27,088)	$2,175,986	$(2,039,553)

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Revenues

We generated $31,075,498 in revenues in the three months ended September 30, 2024, as compared to $29,152,360 in revenues in the same period in 2023. This represents an increase in revenues of $1,923,138, or 6.6%. We attribute this increase to our continued growth and maturity in our operating model, despite an overall e-commerce traffic slowdown and intense competition. Our total orders in the three months ended September 30, 2024 were approximately 1,472,515, as compared to 1,344,876 orders in the three months ended September 30, 2023, representing an increase of 9.49%. This surge in orders has played a pivotal role in driving the overall revenue growth. The substantial increase in order quantity indicates a rising demand for our products, leading to a corresponding increase in revenue generated from these sales. As a result, the increase in orders has directly contributed to the overall growth in the Company’s revenues during the period. The 9.49% increase in orders reflects strong customer demand, but our pricing strategy, including competitive pricing pressure and discounts offered during the period, resulted in lower prices for products sold. As a consequence, even with the significant order volume increase, the revenue growth was slightly shy of fully matching this proportion.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2024 totaled $14,036,187, as compared to $13,819,798 for the three months ended September 30, 2023. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 totaled $16,317,468, representing a $1,053,651, or 6.9%, increase from the $15,263,817 of operating expenses for the three months ended September 30, 2023. This change was caused by an increase in platform fees and fees paid to Amazon. The Amazon fees are proportional to revenues. In 2023, Amazon made strategic adjustments to its Fulfillment by Amazon (“FBA”) fees and costs, which had a direct impact on our operating expenses. The increase in revenues in the three months ended September 30, 2024 over the same period in 2023 drove the increase in platform fees and higher Amazon fees.

Other Expenses, Net

Other expenses, net, for the three months ended September 30, 2024 was $34,445, compared to other expense, net, of $46,253 for the three months ended September 30, 2023.

Total Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended September 30, 2024, was $485,613, as compared with $(27,088) for the three months ended September 30, 2023. The decrease in total comprehensive loss was attributed to an increase in the Company’s gross revenues in the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Revenues

We generated $83,827,327 in revenues in the nine months ended September 30, 2024, as compared to $72,637,417 in revenues in the same period in 2023. This represents an increase in revenues of $11,189,910, or 15.41%. We attribute this increase to our continued growth and maturity in our operating model, despite an overall e-commerce traffic slowdown and intense competition. Our total orders in the nine months ended September 30, 2024 were approximately 3,864,609, as compared to 3,229,456 orders in the nine months ended September 30, 2023, representing an increase of 19.67%. This surge in orders has played a pivotal role in driving the overall revenue growth. The substantial increase in order quantity indicates a rising demand for our products, leading to a corresponding increase in revenue generated from these sales. As a result, the increase in orders has directly contributed to the overall growth in the Company’s revenues during the period. The 19.67% increase in orders reflects strong customer demand, but our pricing strategy, including competitive pricing pressure and discounts offered during the period, resulted in lower prices for products sold. As a consequence, even with the significant order volume increase, the revenue growth was slightly shy of fully matching this proportion.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2024 totaled $36,710,400, as compared to $36,331,604 for the nine months ended September 30, 2023. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods.

Operating Expenses

Operating expenses for the nine months ended September 30, 2024 totaled $43,919,716, representing a $5,223,177, or 13.5%, increase from the $38,696,539 of operating expenses for the nine months ended September 30, 2023. This change was caused by an increase in platform fees and fees paid to Amazon. The Amazon fees are proportional to revenues. In 2023, Amazon made strategic adjustments to its Fulfillment by Amazon (“FBA”) fees and costs, which had a direct impact on our operating expenses. The increase in revenues in the nine months ended September 30, 2024 over the same period in 2023 drove the increase in platform fees and higher Amazon fees.

Other Expenses, Net

Other expenses, net, for the nine months ended September 30, 2024 was $76,963, compared to other expense, net, of $137,332 for the nine months ended September 30, 2023.

Total Comprehensive Income (Loss)

Total comprehensive income (loss) for the nine months ended September 30, 2024, was $2,175,986, as compared with $(2,039,553) for the nine months ended September 30, 2023. The decrease in total comprehensive loss was attributed to an increase in the Company’s gross revenues in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $1,194,239 and $562,612 as of September 30, 2024 and 2023, respectively.

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

The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
Statement of Cash Flows
Net cash used in operating activities	$(1,231,885)	$(3,947,280)
Net cash used in investing activities	$(35,031)	$(14,024)
Net cash (used in) provided by financing activities	$-	$-
Effect of changes in foreign currency rates	$(22,998)	$(38,673)
Net decrease in cash	$(1,289,914)	$(3,999,977)
Cash - beginning of the period	$2,484,153	$4,562,589
Cash - end of the period	$1,194,239	$562,612

Net Cash Used in Operating Activities

For the nine months ended September 30, 2024, cash used in operating activities amounted to $1,231,885, as compared to $3,947,280 of cash used in operating activities for the nine months ended September 30, 2023. This was driven by our net income (loss) of $2,184,611 for the nine months ended September 30, 2024, as compared to $(2,019,668) for the same period in 2023.

Despite the increase in revenue to $83,827,327 for the nine months ended September 30, 2024, as compared to $72,637,417 for the nine months ended September 30, 2023, the revenue increase was offset by a corresponding increase in operating expenses of $5,223,177.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2024, $35,031 in cash was used in investing activities, compared to $14,024 in cash used in investing activities for the nine months ended September 30, 2023.

Net Cash (Used in) Provided by Financing Activities

For the nine months ended September 30, 2024, cash used in financing activities amounted to $-0-, as compared to cash provided by financing activities of $-0- for the nine months ended September 30, 2023.

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

As of September 30, 2024, the outstanding balance under the Taishin line of credit was $632,911.

Affiliated Loans

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of September 30, 2024, the Company had $4,170,418 due to related parties. While stockholder payables are generally non-interest bearing and payable on demand, the Company and stockholders have entered into loan agreements for loans with terms over one year.

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

Leases

The Company has four operating leases (Flywheel has four offices lease in Taiwan). The respective lease terms are February 9, 2023 to March 8, 2025, March 1, 2024 to June 30, 2025, June 1, 2024 to May 31, 2025, and August 1, 2024 to July 31, 2025, respectively.

For the Period Ending September 30,	Amount

2024	$61,391
2025	119,805
2026	-
2027	-
2028	-
2029 and thereafter	-
Total minimum lease payments	181,196
Less: effect of discounting	(2,450)
Present value of the future minimum lease payment	178,746
Less: operating lease liabilities-current	(178,746)
Total operating lease liabilities-non-current	$-

Sales Taxes

We make an assessment of sales tax payable, including any related interest and penalties, and accrue these estimates on the financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. We collect and remit sales tax in accordance with state regulations. We estimate that as of September 30, 2024, we owed $288,466 in sales taxes, along with penalties and interest. The Company has made some progress filing historical sales tax returns and targets completion of filings for all jurisdictions in 2024.

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

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326, credit losses based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of September 30, 2024 and December 31, 2023, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of September 30, 2024 and December 31, 2023, $578,622 and $675,886, respectively, was written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is 3 years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three and nine months ended September 30, 2024 and 2023.

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

Fair Value Measurement - Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, due to related parties and short-term debt at fair value or cost, which approximates fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest As of September 30, 2024 and December 31, 2023, the Company held cash equivalents in a money market fund, Dreyfus Government Cash Management. The value of the money market fund was $256,062 and $101,510 as of September 30, 2024 and December 31, 2023, respectively. These funds were classified as Level 1 assets within the fair value hierarchy and accounted for at fair value.

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

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three and nine months ended September 30, 2024 and 2023 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 6% and 6.45% of gross sales for nine months ended September 30, 2024 and 2023, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $18,749,793 and $17,091,747 for the nine months ended September 30, 2024 and 2023, respectively, recorded as selling and marketing expenses.

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

The Company assesses sales tax payable including any related interest and penalties and accrues these estimates on its financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with state regulations. The Company estimates that as of September 30, 2024 and December 31, 2023, it owed $288,466 and $288,466, respectively, in sales taxes along with penalties and interest resulting from late filings.

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the three and nine months ended September 30, 2024 and 2023, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of September 30, 2024 and December 31, 2023, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of September 30, 2024 and December 31, 2023, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes less than 7 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the three and nine months ended September 30, 2024 and 2023, approximately 99% and 100%, respectively, of the Company’s revenue was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – Our policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $3,096,997 and $2,617,318 for the nine months ended September 30, 2024 and 2023, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the three and nine months ended September 30, 2024 and 2023. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon such evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 1, 2024, subsequent to the quarter ended September 30, 2024, the Company issued 2,196 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.3660 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

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

HOUR LOOP, INC.

Dated: November 12, 2024	By:	/s/ Sam Lai
Sam Lai
Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

