Form 10-K
period 2024-12-31
Hour Loop, Inc
filed 2025-03-27
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.934 per share of common stock as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,611,150.

As of March 27, 2025, there were 35,151,440 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

ii

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

Overview

Our Business

We are an online retailer engaged in e-commerce retailing in the U.S. market. We have operated as a third-party seller on www.amazon.com since 2013. We have also sold merchandise on our website at www.hourloop.com since 2013. We expanded our operations to other marketplaces such as Walmart, eBay and Etsy in recent years. To date, we have generated practically all of our revenue as a third-party seller on www.amazon.com and only a negligible amount of revenue from our operations on our website at www.hourloop.com and as a third-party seller on other marketplaces. We manage more than 100,000 stock-keeping units (“SKUs”). Product categories include home/garden décor, toys, kitchenware, apparels, and electronics. Our primary strategy is to bring most of our vendors product selections to the customers. We have advanced software that assists us in identifying product gaps so we can keep such products in stock year-round including the entirety of the last quarter (holiday season) of the calendar year (“Q4”). In upcoming years, we plan to expand our business by increasing the number of business managers, vendors and SKUs while improving profitability.

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

Market Description/Opportunities

According to Marketplace Pulse, total U.S. retail sales increased 2.5% to $7.42 trillion in 2024 from $7.24 trillion in 2023. U.S. ecommerce sales increased 6.6% to $1,192.29 billion in 2024 from $1,118.68 billion in 2023.

Amazon accounted for approximately 40% of all e-commerce in the United States and that makes Amazon the biggest ecommerce giant currently in the market.

Formation

The Company was founded in 2013 by Sam Lai, our Chairman of the Board, Chief Executive Officer, interim Chief Financial Officer and significant stockholder, and Maggie Yu, our Senior Vice President, a member of our Board of Directors and a significant stockholder. With their vision, leadership, and software development skills, the Company grew rapidly. From 2013 to 2024, net sales grew from $0 to $138,252,861.

We were originally incorporated under the laws of the State of Washington on January 13, 2015. In 2019, we formed a wholly owned subsidiary, Flywheel Consulting Ltd. (“Flywheel”), to provide business operating consulting services, exclusively to Hour Loop. On April 7, 2021, Hour Loop converted from a Washington corporation to a Delaware corporation.

Competitive Advantage

Among the approximately 1.9 million active third-party sellers on Amazon, we believe we have two main competitive advantages:

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

With respect to our advertising strategy, we advertise those products that we estimate will have greater demand based on our experience. This lets us allocate our advertising budget in a fashion that delivers positive value. We advertise our products on Amazon. We allocate our advertising dollars prudently. This is accomplished by advertising items that deliver the most return for our advertising spending. We monitor the items being advertised by our competitors. On the operations side, we constantly refine our processes based on learnings from historical data. The combination of managing the business operations effectively along with allocating our advertising budget to high value items allows us to grow profitably. In cases where the advertising is fierce, we allocate the spending appropriately. Our strategy for competing with larger competitors is to monitor their pricing and not compete with them when their pricing is low or at a loss. Competitors sell at low prices or at a loss due to a variety of reasons, including, but not limited to, their desire to liquidate inventory or achieve short-term increase in revenue. During these times, we avoid matching their prices. This strategy allows us to stay profitable.

Historical Performance

Our year end net revenues and net income (loss) from 2013 through 2024 is presented in the table below:

Year	Net Revenue	Year-over- Year %	Net Income (Loss)	Net Income (Loss) %	Year-over -Year %
2013	$26,135	-	$4,682	18%	-
2014	$1,102,237	4117%	$150,300	14%	3110%
2015	$2,567,267	133%	$228,009	9%	52%
2016	$7,337,012	186%	$77,752	1%	NA
2017	$17,487,124	138%	$(122,176)	(1)%	(257)%
2018	$24,402,144	40%	$657,821	3%	NA
2019	$26,564,693	9%	$(423,073)	(2)%	(165)%
2020	$38,655,264	46%	$3,820,698	10%	NA
2021	$62,792,981	62%	$4,783,773	8%	25%
2022	$95,930,091	53%	$(1,477,623)	(2)%	(131)%
2023	$132,124,202	38%	$(2,429,694)	(2)%	64%
2024	$138,252,861	5%	$657,447	0%	NA

In 2024 and 2023, approximately 99% and 99%, respectively, of our revenue was through or with the Amazon sales platform.

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

1.	Competition-Based Pricing Policy: 15% of our products are toys, which are extremely popular and competitive. In this type of environment where volume is high but gross margin is low, our main strategy is to purchase large quantities, so we can increase sales volume and price competitively while maintaining an average return on investment (“ROI”) of at least 15%. We are using the competition-based pricing policy to match competitors’ prices, which means constantly winning Buy Box (as described below). Our pricing system is capable of automatically matching all Buy Box.

2.	Promotional Pricing Policy: To boost lagging sales, we adapted our own promotional pricing policy, which involves offering modest discounts on products with inventory age over 45 days, which proves to be cost-effective at reducing the number of low turn-over SKUs.

3.	Value-Based Pricing Policy: We incorporate a value-based pricing strategy when inventories are constrained, which can happen when customer demand suddenly spikes due to external factors, supply shortage, or seasonal spikes. We set prices to reflect the value perceived by customers, especially on products under gift categories when consumer demands are higher. Contrary to a typical seller, we opt to maintain high gross margin instead of marking down prices and running special deals during the high-demand season during Q4. Therefore, business managers can achieve increases in both sales and high average ROI of 40%.

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

Overview of Market & Competition

According to Marketplace Pulse, total U.S. retail sales increased 2.5% to $7.42 trillion in 2024 from $7.24 trillion in 2023. U.S. ecommerce sales increased 6.6% to $1,192.29 billion in 2024 from $1,118.68 billion in 2023.

In 2024, total U.S. ecommerce sales reached 1,192.29 billion, representing a 6.6% year-over-year increase from $1,118.68 billion in 2023. This is less than the U.S. ecommerce growth rate of 2023, during which total sales increased by 7% year-over-year from 2022.

Despite the slowdown, total U.S. ecommerce sales in 2024 still marked the highest on record. This is an impressive increase from a decade ago in 2011 when online sales in the U.S. totaled $199.3 billion. A year later, it breached the $200 billion mark for the very first time. From 2011 to 2024, annual U.S. ecommerce sales multiplied by approximately 10 times.

Target Market Size

Total Addressable Market

As an e-commerce company retailing in the U.S. market, our total addressable market covers all U.S. residents with Internet access, which segmentally includes repeat customers and new customers to online shopping every year.

Growth of E-commerce vs. Total Retail Sales

According to U.S. Department of Commerce data, e-commerce’s share of total retail sales has steadily increased, peaking at 16.4% in the second quarter of 2020. By the fourth quarter of 2024, it accounted for 16.4%, indicating a sustained and significant presence in the retail sector. Total U.S. retail sales increased 2.5% to $7.42 trillion in 2024 from $7.24 trillion in 2023. Consumers spent $1,192.29 billion online with U.S. merchants in 2024, which is around 16.07% of total U.S. retail sales for the year compared to 15.45% in 2023.

Amazon accounted for approximately 40% of all e-commerce in the United States and that makes Amazon the biggest ecommerce giant currently in the market.

Growth of Amazon Prime Members

Amazon has over 180 million Prime members in the U.S., and we were seeing continuous year-over-year growth over the past years.

Operational Advantages

        As of March 27, 2025, Hour Loop was recognized as one of the top 23 third-party sellers on U.S. Amazon, according to Marketplace Pulse, highlighting its continued growth, industry leadership, and outstanding sales performance.

Automation

We developed a proprietary software that is tailor made to all our operational needs. This includes managing order review process, shipment management, inventory management, accounting, and complete end-to-end third-party integrations. This allows us to scale, reduce cost, and improve quality.

Profitability Management

We have experienced operations managers tracking team performances with key performance indicators. We have departments specializing in logistic costs, advertising, marketing, and product management. We hold monthly process reviews to identify early red flags and look for areas to optimize. Each quarter, we set increasingly difficult bars both to grow gross margin and further reduce expenses.

Continuous Process Optimization

In order to improve operating efficiencies, we have effective process optimization adapting to the changing policies of the e-commerce marketplace. We continuously analyze our performance based on data. We conduct pricing reviews, inventory planning and profitability analysis using this data. This analysis provides us with insights on the processes that add the most value. Using these insights, we develop guidelines that help us improve our operations. These guidelines are incorporated into our operations which include (but are not limited to), identifying and ordering at optimal inventory levels, managing merchandise storage costs, optimizing transit times, and pricing at appropriate levels. Our operations staff follows these guidelines which help them perform optimally. By continuously analyzing data, we are able to find insights for improving our business. This drives continuous process optimization and its implementation into our operations. In addition, our proprietary software allows us to continually accelerate process effectiveness based on specific requirements. Over time, our system eliminates unnecessary procedures that could be replaced by an advanced algorithm. For instance, we simplify the FBA shipment process through application programming interface (“API”) integration. Our self-developed system also tracks insightful analysis of our profitability, clearer visualizes the drivers and optimums to better manage operational costs. We monitor operational parameters that drive our business and proactively try to optimize them. These include fine tuning our item selection, managing our inventory levels, estimating demand and pricing to maximize our profitability.

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

Technological advantages

Our software architecture was designed from the ground up to be scalable, secured, and easily extensible. By using JRuby on Rails, we can make use of the best parts of Java, Ruby, and Rails without paying for their disadvantages. For example, we can use the massive collections of Java library, portability, speed, multi-threading, and maturity, but we do not have to be tied down with verbose code and strict typing. Rails allow us to quickly build web pages and integrate both the frontend and the backend. The application runs on Amazon Web Services (“AWS”) and can be easily scaled up to as many hosts as needed. It is accessible from a browser, so there is no need to set up or install anything on the client-side.

Cost Advantage

Access to Low Product Costs

We lower our product average costs by directly importing items that have high volume, purchasing in bulk with better prices, and negotiating discounts or rebates over increased purchase volume every year. Our strong growth of purchasing every year allows us to negotiate better discounts than the rivals. Therefore, we have the cost advantages to compete at low prices.

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

Key Competitors by Market Size/Share

Our key competitor is Amazon Retail. Amazon Retail frequently buys from the same brands we sell and sells them at a loss. Amazon Retail offers can be identified by the “Sold by Amazon” tag on Amazon’s site, and they are formed by two components: (i) Amazon Vendor Central, and (ii) the Sold by Amazon (“SBA”) program. We do not consider other third-party sellers as key competitors, because none of them represents enough market share to influence sales outcome. The addressable market is incredibly vast; thus, we believe there are plenty of opportunities for everyone.

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

Weaknesses of Sold by Amazon

As Amazon focuses on sales more than relationships with vendors, they do not follow vendors’ MAP strictly. We believe this has led to the devaluation of brands and will have a negative impact on building a long-term relationship with the vendors. Once the vendor hands over their price control to Amazon, we believe it is unlikely for them to sell at their original target price further, and it influences their offline sales. And in fact, it makes a huge difference in profitability to both Amazon and the vendor when reacting to the competitive pricing changes.

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

Risk of Entry-Potential Entrants

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

Improving Sales of Popular Items and Securing the Inventories Without Paying Higher Storage Fees By Engaging the Services of Third Party Warehouses

As a retailer, our success is heavily influenced by the inventory control of our suppliers (vendors). However, many of our suppliers are having difficulties maintaining their stock level due to various reasons, such as the shortage of shipping containers, lack of labor, or disruption in manufacturing. The situation exacerbates during the pandemic and in peak season. In order to secure the inventories, we start to order large quantities of popular items or buying them out to store in the Amazon fulfillment center. However, the monthly storage fee of the Amazon fulfillment center in peak season (Q4) is 3.5 times higher than normal season, which puts pressure on our profits. To maintain the balance of inventory level and margins, we are currently contracting the warehousing services of third-party warehouses, including Rahl Distribution, Inc., Singh Logistics Inc, Founder, Carolina Prep & Ship, and Shenzhen Linkhub Co., Ltd to support our overall stock planning process. By doing this, we can improve sales by preventing popular items from going out of stock, since we had secured adequate inventories ahead of time. Furthermore, we can also avoid paying higher Amazon storage fees in Q4.

Growth Objectives

In 2024, the U.S. e-commerce market continued its upward trajectory. In addition to our sales-driven initiatives, we have been optimizing our procurement strategy by transitioning from preordering to a restocking model, implementing stringent inventory controls to maintain optimal levels and mitigate overstock risks. By adopting a more selective approach to product sourcing, we aim to sustain profitability and ensure robust cash flow. As product costs are projected to decline and market competition stabilizes, we anticipate maintaining a steady workforce, with potential slight increases through natural attrition. In 2025, we will continue executing these strategic initiatives, emphasizing profit maximization over revenue expansion.

Bank of America Loan

On June 18, 2019, the Company issued a Promissory Note (the “BofA Note”) in the amount of $785,000 to Bank of America for a loan in the amount of $785,000. The BofA Note matures on June 18, 2024 and bears interest at a rate of 8.11% per annum. As of December 31, 2024, the aggregate principal amount of the BofA Note outstanding was $-0-. On June 30, 2024, the Company paid accrued interest in full.

Taishin International Bank

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin of America Loa. The line of credit initially matured on August 30, 2023. On August 11, 2023, the line of credit was extended for an additional year, revising the maturity date to August 30, 2024. On May 28, 2024, the term of the loan was revised such that maturity date was extended to November 24, 2024.

On November 25, 2024, the term of the loan was revised such that maturity date was extended to May 23, 2025. The line of credit bears interest at a rate of 3.33% per annum.

As of December 31, 2024 and 2023, the outstanding balance under the Taishin line of credit was $610,967 and $652,422, respectively.

Affiliated Loans

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of December 31, 2024, the Company had a total of $4,192,995 due to related parties, which included $3,499,418 in stockholder payables and $693,577 accrued for bonuses. While stockholder payables are generally non-interest bearing and payable on demand, the Company and stockholders entered into loan agreements for loans with terms over one year.

December 2020 Loan

On December 30, 2020 and later modified on September 16, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement of $1,041,353 and converted it into a retroactive interest-bearing (2%) loan with a repayment date of December 31, 2021. On January 18, 2022 and January 27, 2023, the Company repaid the loan principal and accrued interest in full. Together, Mr. Lai and Ms. Yu hold approximately 94.9% of the Company’s outstanding shares. Mr. Lai is the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer. Ms. Yu is the Company’s Senior Vice President and a member of the Company’s Board of Directors.

July 2021 Loan

On July 27, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement with a principal amount of $4,170,418. The loan is subordinated. The original annual interest rate was 2% and the original repayment date was December 31, 2022. On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan, with the new maturity date of December 31, 2024. On December 31, 2024, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan, with the new maturity date of December 31, 2025. As amended, the annual interest rate of the loan is 5.5%.

Employees

As of December 31, 2024, our headcount stands at 151, signaling a modest reduction compared to 2023. We have intentionally opted for a less aggressive approach in terms of headcount. Looking ahead, we anticipate a planned increase to approximately 180 in 2025 to support the growth of our GMS. Our strategic focus is to enhance overall competency without a proportional increase in headcount.

Executive Officers

Set forth below is certain information regarding our executive officers.

Name	Age	Position
Sam Lai	43	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer
Sau Kuen (Maggie) Yu	48	Senior Vice President and Director

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

Properties

Our corporate headquarters are located at 8201 164th Ave. NE, #200, Redmond, WA 98052-7615, where we rent a virtual office from an unaffiliated third party under a virtual office/meeting room agreement. This agreement provides for daily telephone answering, messaging and fax services, and paid access to conference rooms on an as-needed basis. The virtual office arrangement expires on August 31, 2025. Terms of the virtual office arrangement provide for a rent payment of $59 per month.

We also lease a warehouse located at Qiaojiao Road, No. 1, Qiaojiao Middle Road, Tangxia Town, Dongguan City, Guangdong, China, who handle our storage and warehousing from an unaffiliated third party. The terms of this service provide for a base payment that is charged based on our usage. Flywheel, our wholly owned subsidiary, had four office leases in Taiwan in 2024. The respective lease terms are February 9, 2023 to March 8, 2025, March 1, 2024 to June 30, 2025, June 1, 2024 to May 31, 2025, and August 1, 2024 to July 31, 2025 and the total contract amounts are $28,652, $123,107, $52,434 and $73,175 respectively. We believe that these facilities are adequate for our current and near-term future needs.

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

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We face intense competition;

●	Our business depends on our ability to build and maintain strong product listings on e-commerce platforms. We may not be able to maintain and enhance our product listings if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects;

●	We experience significant fluctuations in our operating results and growth rate;

●	We face risks related to successfully optimizing and operating our fulfillment and customer service operations;

●	The variability in our retail business places increased strain on our operations;

●	Continued increases in Amazon Marketplace fulfillment and storage fees could have an adverse impact on our profit margin and results of operations;

●	A change in one or more of the Company’s vendors’ policies or the Company’s relationship with those vendors could adversely affect the Company’s results of operations;

●	Our revenue is dependent upon maintaining our relationship with Amazon and failure to do so, or any restrictions on our ability to offer products on the Amazon Marketplace, could have an adverse impact on our business, financial condition and results of operations;

●	Loss of key personnel or the inability to attract, train and retain qualified employees could adversely affect the Company’s results of operations;

●	We may face difficulties in meeting our labor needs to effectively operate our business;

●	Our business could be adversely affected by increased labor costs, including costs related to an increase in minimum wage and health care;

●	Breach of data security could harm our business and standing with our customers;

●	Our hardware and software systems are vulnerable to damage, theft or intrusion that could harm our business;

●	Our inability or failure to protect our intellectual property rights, or any claimed infringement by us of third-party intellectual rights, could have a negative impact on our operating results;

●	The Company’s business is influenced by general economic conditions;

●	Disruption of global capital and credit markets may have a material adverse effect on the Company’s liquidity and capital resources;

●	The Company is dependent upon access to capital for its liquidity needs;

●	We may complete a future significant strategic transaction that may not achieve intended results or could increase the number of our outstanding shares or amount of outstanding debt or result in a change of control;

●	Historically, we have experienced declines, and we may continue to experience fluctuation in our level of sales and results from operations;

●	The ability of the Company to satisfy its liabilities and to continue as a going concern will continue to be dependent on the implementation of several items, the success of which is not certain;

●	Parties with whom the Company does business may be subject to insolvency risks or may otherwise become unable or unwilling to perform their obligations to the Company;

●	Failure to comply with legal and regulatory requirements could adversely affect the Company’s results of operations;

●	Litigation may adversely affect our business, financial condition and results of operations;

●	The effects of natural disasters, terrorism, acts of war, and public health issues may adversely affect our business;

●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business;

●	The loss of key senior management personnel or the failure to hire and retain highly skilled and other key personnel could negatively affect our business;

●	The ability of Sam Lai, our Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder, and Maggie Yu, our Senior Vice President, a member of our Board of Directors and a significant stockholder, who are husband and wife, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs;

●	Government regulation is evolving and unfavorable changes could harm our business;

●	We are subject to product liability claims when people or property are harmed by the products we sell;

●	We could face prior period sales tax and corporate tax liabilities, penalties and collection obligations;

●	There can be no assurance that we will be able to comply with continued listing standards of The Nasdaq Capital Market (“Nasdaq”);

●	High state income tax rates could impact our financials negatively;

●	The market price of our common stock may be volatile, and you could lose all or part of your investment; and

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

To date, we have generated practically all of our revenue as a third-party seller on Amazon Marketplace. In 2024 and 2023, 99% and 99%, respectively, of our net revenue was through or with the Amazon sales platform. Therefore, we depend entirely on our relationship with Amazon for growth. In particular, we depend on our ability to offer products on the Amazon Marketplace. We also depend on Amazon for the timely delivery of products to customers. Any adverse change in our relationship with Amazon, including restrictions on the ability to offer products or termination of the relationship, could adversely affect our continued growth and financial condition and results of operations.

Our profit is dependent on reimbursements from Amazon and any change in Amazon’s policy regarding reimbursement could adversely impact our ability to generate profits.

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

We will evaluate and may in the future enter into strategic transactions. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, merger or a sale of all or substantially all of our assets.

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

The certificate of incorporation and bylaws provide that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Section 21 of our certificate of incorporation and Section 7.4 of our bylaws provide that “[u]nless the corporation consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state or federal court located in the county in which the principal office of the corporation in the State of Delaware is established, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Notwithstanding the foregoing, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Exchange of 1934, as amended (the “Exchange Act”), the Securities Act of 1933, as amended (the “Securities Act”), or any claim for which the federal courts have exclusive or concurrent jurisdiction.” Therefore, the exclusive forum provision in our certificate of incorporation and our bylaws will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

By purchasing our common stock, you are bound by the fee-shifting provision contained in our bylaws, which may discourage you from pursuing actions against us and could discourage stockholder lawsuits that might otherwise benefit the Company and its stockholders.

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

The ability of Sam Lai, our Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder, and Maggie Yu, our Senior Vice President, a member of our Board of Directors and a significant stockholder, who are husband and wife, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.

As of March 27, 2025, Sam Lai, our Chairman of the Board, Chief Executive Officer, and Interim Chief Financial Officer, and a significant stockholder, and Maggie Yu, our Senior Vice President, member of the Board, and a significant stockholder, who are husband and wife, together beneficially owned an aggregate of 33,381,462 shares of our common stock, which represents approximately 94.9% of the voting power of our outstanding common stock. Because of this voting control through the shares of the common stock they beneficially own, they are able to significantly influence membership of our Board of Directors, as well as all other matters requiring stockholder approval. The interests of our Chief Executive Officer and Senior Vice President may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders will have no way of overriding decisions made by our Chief Executive Officer and our Senior Vice President.

As a controlled company, we are not subject to all of Nasdaq’s corporate governance rules.

The “controlled company” exception to the Nasdaq rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of the Nasdaq corporate governance rules. As of March 27, 2025, Mr. Lai, our Chairman of the Board, Chief Executive Officer, Interim Chief Financial Officer, and a significant stockholder, and Ms. Yu, our Senior Vice President, a member of the Board, and a significant stockholder, who are husband and wife, together beneficially owned an aggregate of 33,381,462 shares of our common stock, which represents approximately 94.9% of the voting power of our outstanding common stock. We are a “controlled company” within the meaning of Nasdaq’s corporate governance rules. Controlled companies are exempt from Nasdaq’s corporate governance rules requiring that listed companies have (i) a majority of the board of directors consist of “independent” directors under the Nasdaq listing standards, (ii) a nominating/corporate governance committee composed entirely of independent directors and a written nominating/corporate governance committee charter meeting Nasdaq’s requirements, and (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the Nasdaq requirements. We currently utilize and presently intend to continue to utilize these exemptions. As a result, we may not have a majority of independent directors, our nomination and corporate governance committee and compensation committee may not consist entirely of independent directors and such committees may not be subject to annual performance evaluations. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. See “Management—Board Committees and Director Independence—Controlled Company and Director Independence”.

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

We make an assessment of sales tax payable including any related interest and penalties and accrues these estimates on the financial statements. Pursuant to the Wayfair decision, each state enforced sales tax collection at different dates. We collect and remit sales tax in accordance with the state regulations. We estimate that as of December 31, 2024, we owe $-0- in sales taxes along with penalties and interest.

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

There is no guarantee that we will be able to maintain our Nasdaq listing for any period of time by perpetually satisfying Nasdaq’s continued listing requirements. Our failure to continue to meet these requirements may result in our common stock being delisted from Nasdaq, which could have a material adverse effect on the price of our common stock.

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

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance that our common stock will not be classified as a “penny stock” in the future.

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

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operation of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock. See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The cybersecurity risk management program, processes and strategy outlined in this section are limited to the personal and business information belonging to or maintained by the Company (collectively, “Confidential Information”), the Company’s critical third-party systems and services supporting or used by the Company (collectively, “Critical Systems”), and service providers.

We will develop and implement a cybersecurity risk management program to safeguard the confidentiality, integrity, and availability of our Confidential Information and Critical Systems. Our cybersecurity risk management program will be integrated into our broader enterprise risk management framework and includes a cybersecurity incident response plan.

Our cybersecurity risk management program shall include:

●	risk assessments to identify material cybersecurity risks to our Confidential Information, Critical Systems and broader enterprise IT environment;

●	a dedicated security team responsible for managing (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents;

●	cybersecurity awareness training including spear-phishing resistance for employees, and senior management;

●	a cybersecurity incident response plan outlining procedures for detecting, responding to, and mitigating cybersecurity incidents; and

●	a vendor management policy to oversee cybersecurity risks associated with service providers.

We have not identified any known cybersecurity threats, including prior incidents, that have materially affected or are reasonably likely to materially affect our operations, business strategy, results of operations, or financial condition. However, we recognize that cybersecurity threats pose ongoing risks which, if realized, could have a material adverse impact on our business, financial condition and results of operations.

Cybersecurity Governance

Our executive management team, in collaboration with our managed information technology service provider, is responsible for assessing and managing cybersecurity risks to the Company, including our Confidential Information and Critical Systems. The team holds primary responsibility for our cybersecurity risk management program and works closely with our IT service provider to ensure its effective implementation.

Our management team meets regularly with our IT service provider to review current cybersecurity issues. These discussions may cover efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including:

●	threat intelligence from governmental, public private, and external sources

●	alerts and reports generated by security tools deployed in the IT environment, including a spear-phishing report.

Our Board incorporates cybersecurity risks into its broader risk oversight responsibility.

Our Board oversees the implementation of our cybersecurity risk management program. The executive management team provides updates to the Board, as needed, on significant cybersecurity incidents.

Our Board receives periodic reports from management on cybersecurity risks and the cybersecurity risk management program.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 8201 164th Ave. NE, #200, Redmond, WA 98052-7615, where we rent a virtual office from an unaffiliated third party under a virtual office/meeting room agreement. This agreement provides for daily telephone answering, messaging and fax services, and paid access to conference rooms on an as-needed basis. The virtual office arrangement expires on August 31, 2025. Terms of the virtual office arrangement provide for a rent payment of $59 per month.

We also lease a warehouse located at Qiaojiao Road, No. 1, Qiaojiao Middle Road, Tangxia Town, Dongguan City, Guangdong, China, who handle our storage and warehousing from an unaffiliated third party. The terms of this service provide for a base payment that is charged based on our usage.

Flywheel, our wholly owned subsidiary, had four office leases in Taiwan in 2024. The respective lease terms are February 9, 2023 to March 8, 2025, March 1, 2024 to June 30, 2025, June 1, 2024 to May 31, 2025, and August 1, 2024 to July 31, 2025 and the total contract amounts are $28,652, $123,107, $52,434 and $73,175 respectively

We believe that these facilities are adequate for our current and near-term future needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed The Nasdaq Capital Market and its stock symbol is “HOUR.” The closing price of our common stock on Nasdaq on March 26, 2025 was $2.00.

Holders

As of March 27, 2025, there were 35,151,440 shares of common stock issued and outstanding, and we had approximately 5 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid any cash dividends on our common stock and do not currently anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

On June 27, 2021, our Board of Directors and stockholders holding a majority of our outstanding shares of common stock approved the Hour Loop, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 4,995,000 shares of common stock were originally authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Pursuant to the terms of the 2021 Plan and subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of March 27, 2025, there were 8,097,909 shares authorized for issuance under the 2021 Plan, and 8,097,909 shares available for issuance under the 2021 Plan.

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

The above issuances were made pursuant to an exemption from registration as set forth in Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act.

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

Market Description/Opportunities

Total U.S. retail sales increased 2.5% to $7.42 trillion in 2024 from $7.24 trillion in 2023. Consumers spent $1,192.29 billion online with U.S. merchants in 2024, which is around 16.07% of total U.S. retail sales for the year compared to 15.45% in 2023.

Amazon accounted for approximately 40% of all e-commerce in the United States and that makes Amazon the biggest ecommerce giant currently in the market.

Formation

The Company was founded in 2013 by Sam Lai and Maggie Yu. With their vision, leadership, and software development skills, the Company grew rapidly. From 2013 to 2024, sales grew from $0 to $138,252,861.

We were originally incorporated under the laws of the State of Washington on January 13, 2015. In 2019, we formed a wholly owned subsidiary, Flywheel Consulting Ltd. (“Flywheel”), to provide business operating consulting services, exclusively to Hour Loop. On April 7, 2021, Hour Loop converted from a Washington corporation to a Delaware corporation.

Competitive Advantage

Among the approximately 1.9 million active third-party sellers on Amazon, we believe we have two main competitive advantages:

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

With respect to our advertising strategy, we advertise those products that we estimate will have greater demand based on our experience. This lets us allocate our advertising budget in a fashion that delivers positive value. We advertise our products on Amazon. We allocate our advertising dollars prudently. This is accomplished by advertising items that deliver the most return for our advertising spending. We monitor the items being advertised by our competitors. On the operations side, we constantly refine our processes based on learnings from historical data. The combination of managing the business operations effectively along with allocating our advertising budget to high value items allows us to grow profitably. In cases where the advertising is fierce, we allocate the spending appropriately. Our strategy for competing with larger competitors is to monitor their pricing and not compete with them when their pricing is low or at a loss. Competitors sell at low prices or at a loss due to a variety of reasons, including, but not limited to, their desire to liquidate inventory or achieve short-term increase in revenue. During these times, we avoid matching their prices. This strategy allows us to stay profitable.

Our Financial Position

For the fiscal years ended December 31, 2024 and 2023, we generated net revenues of $138,252,861 and $132,124,202, respectively, and reported net income (loss) of $657,447 and $(2,429,694), respectively, and cash flow provided by (used in) operating activities of $313,140 and $(2,063,375), respectively. As noted in our consolidated financial statements, as of December 31, 2024, we had retained earnings of $(595,175).

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table shows a comparison of our 2024 and 2023 income statements.

	Year Ended December 31,
	2024	2023

Statement of Operations Data
Total revenues	$138,252,861	$132,124,202
Total cost of goods sold	(66,242,153)	(65,606,947)
Gross profit	72,010,708	66,517,255
Total operating expenses	71,279,768	69,520,678
Income (loss) from operations	730,940	(3,003,423)
Total other non-operating income (expense)	228,621	(157,031)
Income tax (expense) benefit	(302,114)	730,760
Net income (loss)	657,447	(2,429,694)
Other comprehensive loss	(25,644)	(2,597)
Total comprehensive income (loss)	$631,803	$(2,432,291)

Revenue

We generated $138,252,861 in revenues in 2024, as compared to $132,124,202 in revenues in the same period in 2023. This represents an increase in revenues of $6,128,659, or 4.64%. We attribute this increase to our continued growth and maturity in our operating model, despite an overall e-commerce traffic slowdown and intense competition. Our total orders in 2024 were approximately 6,337,492, as compared to 5,749,107 orders in 2023, representing an increase of 10.23%. This surge in orders has played a pivotal role in driving the overall revenue growth. The substantial increase in order quantity indicates a rising demand for our products, leading to a corresponding increase in revenue generated from these sales. As a result, the increase in orders has directly contributed to the overall growth in the Company’s revenues during the period. The 10.23% increase in orders reflects strong customer demand, but our pricing strategy, including competitive pricing pressure and discounts offered during the period, resulted in lower prices for products sold. As a consequence, even with the significant order volume increase, the revenue growth was slightly shy of fully matching this proportion.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2024 totaled $66,242,153, as compared to $65,606,947 for the year ended December 31, 2023. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods.

Operating Expense

Operating expenses for the year ended December 31, 2024 totaled $71,279,768, representing a $1,759,090, or 2.53%, increase from the $69,520,678 of operating expenses for the year ended December 31, 2023. This change was caused by an increase in platform fees and fees paid to Amazon. The Amazon fees are proportional to revenues. The increase in revenues in 2024 over the same period in 2023 drove the increase in platform fees and higher Amazon fees.

Other Expenses, Net

Other expenses, net for the year ended December 31, 2024 was $228,621, as compared to $(157,031) for the year ended December 31, 2023.

Total Comprehensive income (loss)

Total comprehensive income (loss) for the year ended December 31, 2024 was $631,803, as compared to $(2,432,291) for the year ended December 31, 2023. The decrease in total comprehensive loss was attributed to an increase in the Company’s gross revenues in 2024, compared to 2023.

Liquidity and Capital Resources

Cash Flows for the Years Ended December 31, 2024 and 2023

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $2,119,581 and $2,484,153 as of December 31, 2024 and 2023, respectively.

Our primary uses of cash have been for inventory, payments to Amazon related to sales and shipping of products, for services provided, payments for marketing and advertising and salaries paid to our employees. We have received funds from the sales of products that we sell online. The following trends are reasonably likely to result in changes in our liquidity over the near- to long-term:

●	An increase in working capital requirements to finance the rapid growth in our current business,

●	An increase in fees paid to Amazon and other partners as our sales grows

●	The cost of being a public company;

●	Marketing and advertising expenses for attracting new customers; and

●	Capital requirements for the development of additional infrastructure

Since inception, we have generated liquidity from the profitability of our ongoing business and from debt to fund our operations.

The following table shows a summary of our cash flows for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023

Statement of Cash Flows
Net cash provided by (used in) operating activities	$313,140	$(2,063,375)
Net cash used in investing activities	$(35,996)	$(14,823)
Net cash used in financing activities	$(671,000)	$-
Effect of changes in foreign currency rates	$29,284	$(238)
Net decrease in cash	$(364,572)	$(2,078,436)
Cash - beginning of the period	$2,484,153	$4,562,589
Cash - end of the period	$2,119,581	$2,484,153

Net Cash Provided by (used in) Operating Activities

For the fiscal year ended December 31, 2024, cash provided by (used in) operating activities amounted to $313,140, as compared to $(2,063,375) for the year ended December 31, 2023. This was driven by our net income (loss) of $657,447 for the year ended December 31, 2024, as compared to $(2,429,694) for the same period in 2023.

Despite the increase in revenue to $138,252,861 for the year ended December 31, 2024, as compared to $132,124,202 for the year ended December 31, 2023, the revenue increase was offset by a corresponding increase in cost of goods sold of $635,206 and an increase in operating expenses of $1,759,090.

Net Cash Used in Investing Activities

For the fiscal year ended December 31, 2024, $35,996 in cash was used in investing activities, as compared to $14,823 in cash used in investing activities for the fiscal year ended December 31, 2023.

Net Cash Used in Financing Activities

For the fiscal year ended December 31, 2024, cash used in financing activities amounted to $671,000, as compared to $-0- cash used in financing activities for the fiscal year ended December 31, 2023.

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

Bank of America Loan

On June 18, 2019, the Company issued a Promissory Note (the “BofA Note”) in the amount of $785,000 to Bank of America for a loan in the amount of $785,000. The BofA Note matures on June 18, 2024 and bears interest at a rate of 8.11% per annum. As of December 31, 2024, the aggregate principal amount of the BofA Note outstanding was $-0-. On June 30, 2024, the Company paid accrued interest in full.

Taishin International Bank

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin of America Loa. The line of credit initially matured on August 30, 2023. On August 11, 2023, the line of credit was extended for an additional year, revising the maturity date to August 30, 2024. On May 28, 2024, the term of the loan was revised such that maturity date was extended to November 24, 2024.

On November 25, 2024, the term of the loan was revised such that maturity date was extended to May 23, 2025. The line of credit bears interest at a rate of 3.33% per annum.

As of December 31, 2024 and 2023, the outstanding balance under the Taishin line of credit was $610,967 and $652,422, respectively.

Affiliated Loans

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of December 31, 2024, the Company had a total of $4,192,995 due to related parties, which included $3,499,418 in stockholder payables and $693,577 accrued for bonuses. While stockholder payables are generally non-interest bearing and payable on demand, the Company and stockholders entered into loan agreements for loans with terms over one year.

December 2020 Loan

On December 30, 2020 and later modified on September 16, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement of $1,041,353 and converted it into a retroactive interest-bearing (2%) loan with a repayment date of December 31, 2021. On January 18, 2022 and January 27, 2023, the Company repaid the loan principal and accrued interest in full. Together, Mr. Lai and Ms. Yu hold approximately 94.9% of the Company’s outstanding shares. Mr. Lai is the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer. Ms. Yu is the Company’s Senior Vice President and a member of the Company’s Board of Directors.

July 2021 Loan

On July 27, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement with a principal amount of $4,170,418. The loan is subordinated. The original annual interest rate was 2% and the original repayment date was December 31, 2022. On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan, with a new maturity date of December 31, 2024. On December 31, 2024, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan, with a new maturity date of December 31, 2025. As amended, the annual interest rate of the loan is 5.5%.

Leases

The Company has four operating leases (Flywheel has four offices lease in Taiwan). The respective lease terms are February 9, 2023 to March 8, 2025, March 1, 2024 to June 30, 2025, June 1, 2024 to May 31, 2025, and August 1, 2024 to July 31, 2025, respectively.

For the Year Ending December 31,	Amount

2025	$115,652
2026	-
2027	-
2028 and thereafter	-
Total minimum lease payments	115,652
Less: effect of discounting	(1,112)
Present value of the future minimum lease payment	114,540
Less: operating lease liabilities-current	(114,540)
Total operating lease liabilities-non-current	$-

Sales Taxes

We make an assessment of sales tax payable, including any related interest and penalties, and accrue these estimates on the financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. We collect and remit sales tax in accordance with state regulations. We estimate that as of December 31, 2024, we owed $-0- in sales taxes, along with penalties and interest.

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

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326, credit losses based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of December 31, 2024 and 2023, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of December 31, 2024 and 2023, $560,293 and $675,886, respectively, were written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is 3 years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the years ended December 31, 2024 and 2023.

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

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the years ended December 31, 2024 and 2023 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 7.19% and 6.45% of gross sales for the years ended December 31, 2024 and 2023, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $31,480,104 and $31,187,009 for the years ended December 31, 2024 and 2023, respectively, recorded as selling and marketing expenses.

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

The Company assesses sales tax payable including any related interest and penalties and accrues these estimates on its financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with state regulations. The Company estimates that as of December 31, 2024 and 2023, it owed $-0- and $288,466, respectively, in sales taxes along with penalties and interest resulting from late filings.

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the years ended December 31, 2024 and 2023, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of December 31, 2024 and 2023, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of December 31, 2024 and 2023, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes less than 7 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the years ended December 31, 2024 and 2023, approximately 99% and 99%, respectively, of the Company’s revenue was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – Our policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $5,323,886 and $4,605,629 for the years ended December 31, 2024 and 2023, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the years ended December 31, 2024 and 2023. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-24 comprising a portion of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2024, our Company’s internal control over financial reporting was adequate in material aspects.

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

Name	Age	Position
Sam Lai	43	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer
Sau Kuen (Maggie) Yu	48	Senior Vice President and Director
Michael Lenner	47	Independent Director
Minghui (Alan) Gao	52	Independent Director
Hilary (Hui-Chong) Bui	40	Independent Director

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

Controlled Company and Director Independence

The “controlled company” exception to the Nasdaq rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of the Nasdaq corporate governance rules. As stated above, Sam Lai, the Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer of the Company, and Maggie Yu, Senior Vice President of the Company and a member of the Board, who are husband and wife, together beneficially own 33,381,462 shares of the Company’s common stock, representing approximately 94.9% of the voting power of the Company’s outstanding common stock. As a result, the Company is a “controlled company” under the Nasdaq corporate governance standards. As a controlled company, we do not have to comply with certain corporate governance requirements under the Nasdaq rules, including the following:

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

The Company’s Board of Directors has affirmatively determined that two of its five directors (Sam Lai and Maggie Yu) are non-independent directors of the Company and three of its five directors (Michael Lenner, Minghui (Alan) Gao, and Hilary (Hui-Chong) Bui) are independent directors of the Company. The Company’s audit committee consists of the three independent directors: Mr. Lenner, Mr. Gao, and Ms. Bui. Ms. Bui is the chair of the audit committee and qualifies as an audit committee financial expert under SEC rules and as a financially sophisticated audit committee member under the Nasdaq rules.

Board Leadership Structure and Board’s Role in Risk Oversight

We have not separated the positions of Chairman of the Board and Chief Executive Officer. Mr. Lai has served as our Chairman of the Board of Directors since April 2021 and Chief Executive Officer since June 2013. We believe that combining the positions of Chairman and Chief Executive Officer allows for focused leadership of our organization which benefits us in our relationships with investors, customers, suppliers, employees and other constituencies. We believe that consolidating the leadership of the Company under Mr. Lai is the appropriate leadership structure for our Company and that any risks inherent in that structure are balanced by the oversight of the independent directors on our Board. However, no single leadership model is right for all companies and at all times. The Board recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure. In addition, the Board holds executive sessions in which only independent directors are present.

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

Committees of the Board of Directors

Audit Committee

We have established an audit committee which consists of three independent directors: Mr. Lenner, Mr. Gao, and Ms. Bui. Ms. Bui is the chair of the audit committee. and qualifies as an “audit committee financial expert.” Our audit committee adopted a written charter, a copy of which is posted on the Corporate Governance section of our website, at https://ir.hourloop.com/corporate-governance/documents-charters.

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

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions) and employees. The Code of Ethics and Business Conduct is available on our website at https://ir.hourloop.com/corporate-governance/documents-charters.

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

ITEM 11. EXECUTIVE COMPENSATION

2024 Summary Compensation Table

The following summary compensation table provides information regarding the compensation earned during our fiscal years ended December 31, 2024 and 2023 to certain of our executive officers, who we collectively refer to as our “named executive officers”, or “NEOs”.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sam Lai	2024	500,000	600,000	-	-	-	-	15,546	(1)	$1,115,546
Chief Executive Officer and Interim Chief Financial Officer	2023	500,000	100,000	-	-	-	-	24,884	(2)	624,884

Maggie Yu	2024	450,000	550,000	-	-	-	-	16,991	(3)	1,016,991
Senior Vice President	2023	450,000	550,000	-	-	-	-	25,651	(4)	1,025,651

(1)	Includes healthcare benefits and 401(k) contribution of $8,827 and $6,719, respectively, for the fiscal year ended December 31, 2024.

(2)	Includes healthcare benefits and 401(k) contribution of $9,307 and $15,577, respectively, for the fiscal year ended December 31, 2023.

(3)	Includes healthcare benefits and 401(k) contribution of $10,332 and $6,659, respectively, for the fiscal year ended December 31, 2024.

(4)	Includes healthcare benefits and 401(k) contribution of $11,113 and $14,538, respectively, for the fiscal year ended December 31, 2023

Employment Agreements

On May 27, 2021, the Company entered into an Executive Employment Agreement with each of Mr. Lai and Ms. Yu. Mr. Lai’s agreement, as amended, provides that he will serve as the Chief Executive Officer of the Company and Ms. Yu’s agreement, as amended, provides that she will serve as the Senior Vice President of the Company.

Each of the employment agreements, as amended, has a three-year term, which automatically extends for additional terms of one year each unless either the Company or the applicable executive provides notice to the other party of their desire to not so renew term. Each of the employment agreements, as amended, is “at will,” meaning that either the executive or the Company may terminate the executive’s employment at any time and for any reason, subject to certain payments and other actions as set forth below.

Mr. Lai’s agreement provided for an initial annual base salary of $500,000, and Ms. Yu’s agreement provided for an initial annual base salary of $450,000. Each of the base salaries may be subject to annual adjustments as determined in the discretion of the Board.

On February 20, 2023, the Company entered into Addendum No. 2 to the Executive Employment Agreement, as amended, with Mr. Lai (the “Lai Addendum No. 2”).

Pursuant to the terms of the Lai Addendum No. 2, the parties agreed that for the Company’s 2023 fiscal year, Mr. Lai’s bonus targets and payments will be as follows:

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

On February 20, 2023, the Company entered into Addendum No. 2 to the Executive Employment Agreement, as amended, with Ms. Yu (the “Yu Addendum No. 2”).

Pursuant to the terms of the Yu Addendum No. 2, the parties agreed that for the Company’s 2023 fiscal year, Ms. Yu’s bonus targets and payments will be as follows:

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

On February 26, 2024, entered into Addendum No. 3 (the “Lai Addendum No. 3”) to Executive Employment Agreement, as amended, with Mr. Lai. Pursuant to the terms of the Lai Addendum No. 3, Mr. Lai’s bonus targets and payments were set as follows:

●	If the Company achieves breakeven (net profits (excluding taxes) is at least $0) during the 2024 fiscal year, Mr. Lai will receive a bonus equal to 50% of base salary.

●	If the Company grows its net profits (excluding taxes) to at least $500,000 during the 2024 fiscal year, Mr. Lai will receive a bonus equal to 100% of base salary.

In addition, pursuant to the terms of the Lai Addendum No. 3, Mr. Lai was entitled to receive a guaranteed bonus of $100,000 on December 27, 2024.

Also on February 26, 2024, the Company entered into Addendum No. 3 (the “Yu Addendum No. 3”) to Executive Employment Agreement, as amended, with Ms. Yu. Pursuant to the terms of the Yu Addendum No. 3, Ms. Yu’s bonus targets and payments were set as follows:

●	If the Company acquires at least 100 new vendors during the 2024 fiscal year, Ms. Yu will receive a bonus equal to 50% of base salary.

●	If the Company acquires at least 135 new vendors during the 2024 fiscal year, Ms. Yu will receive a bonus equal to 100% of base salary.

In addition, pursuant to the terms of the Yu Addendum No. 3, Ms. Yu was entitled to receive a guaranteed bonus of $100,000 on December 27, 2024.

Each of Mr. Lai’s and Ms. Yu’s agreements, as amended, provides that if at the Company’s request the executive attends any trade shows, events, or meetings which are independent of the executive’s responsibility under the applicable agreement, the Company will pay the executive $1,000 in cash per full day for such attendance or $500 in cash for a half day.

Each of Mr. Lai’s and Ms. Yu’s agreements, as amended, provides that at the end of each calendar quarter during the term, the Company will issue to the applicable executive a number of shares of common stock having a fair market value of $3,000 as of such date (with any partial quarter being pro-rated). The market value of the shares is determined as follows: (a) if the common stock is then listed for trading on the OTC Markets or a United States national securities exchange (as applicable, the “Trading Market”), the daily volume weighted average closing price of the common stock during the 20 trading day period immediately prior to the calculation date, (b) if the common stock is not then listed or quoted for trading on a Trading Market, and if prices for the common stock are then reported in the “Pink Sheets” published by OTC Markets Group, Inc., the most recent bid price per share of the common stock so reported, or (c) in all other cases, the fair market value of a share of common stock as is determined in good faith by the Board, without the involvement of the executive if the executive is then serving on the Board, after taking into consideration factors it deems appropriate. A “Trading Day” is any day on which the Trading Market is generally open for business and on which the common stock is then traded.

Mr. Lai’s and Ms. Yu’s agreements, as amended, each provides that they will be entitled to fringe benefits consistent with the practices of the Company, and to the extent the Company provides similar benefits to the Company’s executive officers; that the Company will reimburse each of them for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred in connection with the performance of their duties; that they are entitled to a number of vacation days as generally provided to other executive officers of the Company from time to time; and that they are each, together with their spouses and legal dependents, entitled to participate equally in the health, dental and other benefit plans, which are available to senior managers of the Company.

Mr. Lai’s and Ms. Yu’s agreements, as amended, provide for different results and payments on termination, based on whether the applicable agreement was terminated by the Company with or without “Cause”, or by the applicable executive with or without “Good Reason”.

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

Pursuant to their agreements, as amended, in the event of Mr. Lai’s or Ms. Yu’s death or total disability, the applicable agreement will terminate on the date of death or total disability and the Company will shall pay to the applicable executive (or their estate) any unpaid base salary and benefits then owed or accrued and any unreimbursed expenses for which the Company has agreed to reimburse the applicable executive, plus a pro-rata bonus for the year of termination based on the executive’s target bonus for such year and the portion of such year in which the executive was employed through the date of such termination; and any unvested portion of any equity granted to the applicable executive will be forfeited as of the termination date.

If it is determined that any payment or benefit provided to either Mr. Lai or Ms. Yu under their respective agreements, as amended, would constitute an “excess parachute payment” within the meaning of section 280G of the Code, such that the payment would be subject to an excise tax (the “Excise Tax”) under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), the Company will pay to the applicable executive an additional amount (the “Gross-Up Payment”) such that the net amount of the Gross-Up Payment retained by the applicable executive after the payment of any Excise Tax and any federal, state and local income and employment tax on the Gross-Up Payment, will be equal to the Excise Tax due on the payment and any interest and penalties in respect of such Excise Tax. For purposes of determining the amount of the Gross-Up Payment, the applicable executive will be deemed to pay federal income tax and employment taxes at the highest marginal rate of federal income and employment taxation in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of the applicable executive’s residence (or, if greater, the state and locality in which the applicable executive is required to file a nonresident income tax return with respect to the payment) in the calendar year in which the Gross-Up Payment is to be made, net of the maximum reduction in federal income taxes that may be obtained from the deduction of such state and local taxes.

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

Each of the two employment agreements, as amended, also contains a non-solicitation provision, wherein the executive agrees that, during the term of their agreement and for three years thereafter, the executive will not, directly or indirectly solicit or discuss with any employee of Company the employment of such Company employee by any other commercial enterprise other than Company, nor recruit, attempt to recruit, hire or attempt to hire any such Company employee on behalf of any commercial enterprise other than Company, provided that this provision will not prohibit the applicable executive from undertaking a general recruitment advertisement provided that it is not targeted towards any person identified above, or from hiring, employing or engaging any such person who responds to that general recruitment advertisement.

Each of the two employment agreements, as amended, also provides that, during the term, the applicable executive will be entitled to indemnification and insurance coverage for officers’ liability, fiduciary liability and other liabilities arising out of the executive’s position with the Company in any capacity, in an amount not less than the highest amount available to any other executive, and that such coverage and protections, with respect to the various liabilities as to which the executive has been customarily indemnified prior to termination of employment, will continue for at least six years following the end of the applicable term.

Each of the two employment agreements, as amended, contains customary representations and warranties by the parties, a provision for resolution of disputes by arbitration, customary confidentiality provisions, customary provisions relating to the Company’s ownership of intellectual property created by the applicable executive, and other customary miscellaneous provisions.

Director Agreements

On June 1, 2021, the Company entered into a Director Agreement with Mr. Lenner in connection with his services as a director of the Company. On October 6, 2021, the Company entered into a Director Agreement with Mr. Gao in connection with his services as a director of the Company. On February 20, 2023, the Company entered into a Director Agreement with Ms. Bui in connection with her services as a director.

Pursuant to their respective agreements, each of Messrs. Lenner and Gao and Ms. Bui agreed to serve as a director of the Company and to be available to perform the duties consistent with such position pursuant to the Certificate and Bylaws of the Company, and any additional codes, guidelines or policies of the Company that may be effective now or in the future. Each of the agreements continues in effect until the earliest of (a) such time as the applicable director resigns or is removed from office and (b) the death of the director.

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

Elements of Compensation

Mr. Lai and Ms. Yu were provided with the following primary elements of compensation in 2024 and 2023:

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

The base salary for each of Mr. Lai and Ms. Yu for 2024 and 2023 is listed in “—2024 Summary Compensation Table.”

Bonuses. For the year ended December 31, 2024, the Company paid Mr. Lai and Ms. Yu a bonus of $600,000 and $550,000, respectively. For the year ended December 31, 2023, the Company paid Mr. Lai and Ms. Yu a bonus of $100,000 and $550,000, respectively.

The bonuses for 2024 and 2023 were determined based on peer comparable compensation paid in the Seattle, Washington area reported by www.salary.com (https://www.salary.com/tools/salary-calculator/ceo/seattle-wa?view=table&type=bonus). According to www.salary.com, the CEO salary and bonus range in Seattle was $670,877 to $3,367,310 as updated on February 1, 2025. The $1,100,000 and $600,000 compensation (base salary and bonus) paid to Mr. Lai for 2024 and 2023, respectively, fell within such range and we believed such compensation to be reasonable due to the revenue growth in the Company in 2024 and 2023, respectively, due in large part to Mr. Lai’s leadership.

According to www.salary.com (https://www.salary.com/tools/salary-calculator/coo/seattle-wa?view=table&type=bonus), the salary and bonus range for Chief Operating Officer in Seattle was $380,458 and $1,489,736, as updated February 1, 2025. The $1,100,000 and $1,000,000 compensation (base salary and bonus) paid to Ms. Yu for 2024 and 2023, respectively, fell within such range and we believed to be reasonable due to Ms. Yu being instrumental in delivering high growth of new vendors to the Company in 2024 and 2023, respectively.

Stock Awards. On January 4, 2023, the Company issued 1,001 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, and Alan Gao, with a fair market value of $2.9985 per share as compensation for the services as executives or directors to the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

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

Other Benefits. In fiscal years 2024 and 2023, Mr. Lai and Ms. Yu were reimbursed for healthcare expenses. The amounts paid to Mr. Lai and Ms. Yu in 2024 and 2023 in respect of these benefits is reflected above in the “All Other Compensation” column of the Summary Compensation Table.

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

Authorized Shares

A total of 4,995,000 shares of the Company’s common stock were originally authorized for issuance pursuant to the 2021 Plan. Pursuant to the terms of the 2021 Plan and subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan were cumulatively increased on January 1, 2022 and will be cumulatively increased on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Board. As of March 27, 2025, there were 8,097,909 shares of common stock authorized for issuance pursuant to the 2021 Plan, and 8,097,909 shares available for issuance under the 2021 Plan.

Additionally, if any award issued pursuant to the 2021 Plan expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, as provided in the 2021 Plan, or, with respect to restricted stock, RSUs, performance units or performance shares, is forfeited to or repurchased by the Company due to the failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights the forfeited or repurchased shares) which were subject thereto will become available for future grant or sale under the 2021 Plan (unless the 2021 Plan has terminated). With respect to stock appreciation rights, only shares actually issued pursuant to a stock appreciation right will cease to be available under the 2021 Plan; all remaining shares under stock appreciation rights will remain available for future grant or sale under the 2021 Plan (unless the 2021 Plan has terminated). Shares that have actually been issued under the 2021 Plan under any award will not be returned to the 2021 Plan and will not become available for future distribution under the 2021 Plan; provided, however, that if shares issued pursuant to awards of restricted stock, RSUs, performance shares or performance units are repurchased by the Company or are forfeited to the Company due to the failure to vest, such shares will become available for future grant under the 2021 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholdings related to an award will become available for future grant or sale under the 2021 Plan. To the extent an award under the 2021 Plan is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2021 Plan.

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

Long-Term, Stock-Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy, we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2025 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 35,151,440 shares of our common stock issued and outstanding as of March 27, 2025. Unless otherwise noted below, the address for each beneficial owner listed on the table is c/o Hour Loop, Inc., 8201 164th Ave NE #200, Redmond, WA 98052-7615. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

The business address of each of the beneficial owners listed below is c/o Hour Loop, Inc., 8201 164th Ave. NE #200, Redmond, WA 98052-7615.

Name and Address of Beneficial Owner	Number and Nature of Shares Beneficially Owned (1)		Percentage of Outstanding Common Stock
Sam Lai	33,381,462	(2)	94.9%
Maggie Yu	33,381,462	(2)	94.9%
Michael Lenner	21,959		*
Minghui (Alan) Gao	20,918		*
Hillary (Hui-Chong) Bui	15,434		*
All executive officers and directors as a group (5 persons)	33,439,773	(3)	95%

*	less than 1%.

(1)	The percentages in the table have been calculated based on 35,151,440 shares of our common stock outstanding on March 27, 2025. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 27, 2025. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Sam Lai and Maggie Yu are husband and wife, and together beneficially own 33,381,462 shares of the Company’s common stock representing 94.9% of the voting power of the Company’s outstanding common stock. Each of Mr. Lai and Ms. Yu individually holds (i) 16,671,981 shares of common stock, and (ii) the right to acquire 18,750 shares of common stock within 60 days of March 27, 2025 upon exercise of an option (75% of which is vested). Therefore, each of Mr. Lai and Ms. Yu beneficially holds 33,381,462 shares of the Company’s common stock, as each of them is deemed to indirectly beneficially own the other’s 16,671,981 shares of common stock, and the other’s right to acquire 18,750 shares of common stock upon exercise of an option.

(3)	Includes 37,500 shares of common stock that may be acquired within 60 days of March 27, 2025 upon exercise of vested options.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price, of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	-	8,097,909
Total	-	$-	8,097,909

On June 27, 2021, our Board of Directors and stockholders holding a majority of our outstanding shares of common stock approved the 2021 Plan. Under the 2021 Plan, a total of 4,995,000 shares of common stock were initially authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Pursuant to the terms of the 2021 Plan and subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of March 27, 2025, 8,097,909 shares of common stock are authorized for issuance under the 2021 Plan, and 8,097,909 shares are available for issuance under the 2021 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities (a “significant stockholder”), or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

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

From time to time, we engage in transactions with related parties. The following is a summary of the related party transactions during the fiscal years ended December 31, 2024 and 2023, and any proposed transactions, requiring disclosure pursuant to Item 404 of Regulation S-K.

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

July 2021 Loan

On July 27, 2021, Sam Lai, our Chief Executive Officer, and Maggie Yu, our Senior Vice President, made a loan (“July 2021 Loan”) to us of the outstanding retained earnings of approximately $4,170,418 in a single payment ($2,085,209 attributable to each of Mr. Lai and Mrs. Yu). Pursuant to the terms of the Loan Agreement, the loan bears interest of 2% per annum and the principal of the loan ($4,170,418) and accrued interest becomes due and payable on December 31, 2022. On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan, with a new maturity date of December 31, 2024. On December 31, 2024, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan, with a new maturity date of December 31, 2025. As amended, the annual interest rate of the loan is 5.5%.

As of December 31, 2024 and March 27, 2025, the outstanding principal balance was $3,499,418 and $3,160,418, respectively, on the July 2021 Loan.

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

Controlled Company and Director Independence

The “controlled company” exception to the Nasdaq rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of the Nasdaq corporate governance rules. As stated above, Sam Lai, the Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer of the Company, and Maggie Yu, Senior Vice President of the Company and a member of the Board, who are husband and wife, together beneficially own 33,381,462 shares of the Company’s common stock, representing approximately 94.9% of the voting power of the Company’s outstanding common stock. As a result, the Company is a “controlled company” under the Nasdaq corporate governance standards. As a controlled company, we do not have to comply with certain corporate governance requirements under the Nasdaq rules, including the following:

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

The Company’s Board of Directors has affirmatively determined that two of its five directors (Sam Lai and Maggie Yu) are non-independent directors of the Company and three of its five directors (Michael Lenner, Minghui (Alan) Gao, and Hilary (Hui-Chong) Bui) are independent directors of the Company. The Company’s audit committee consists of the three independent directors: Messrs. Lenner and Gao and Ms. Bui. Ms. Bui is the chair of the audit committee. and qualifies as an audit committee financial expert under SEC rules and as a financially sophisticated audit committee member under the Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On September 13, 2023, the Audit Committee appointed HTL International, LLC (“HTL”) as the Company’s independent registered accounting firm. Prior to September 13, 2023, TPS Thayer, LLC (“TPS”) served as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to TPS and HTL for the fiscal years ended December 31, 2024 and 2023.

	HTL		TPS
	Year Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
Audit Fees	$168,750	$150,000	$-	$190,000
Audit-Related Fees	-	-	-	-
Tax Fees	-	-	-	-
All Other Fees	-	-	-	-
Total	$168,750	$150,000	$-	$190,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed or furnished as part of this annual report:

(1)	Financial Statements

(2)	Financial Statements Schedules

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

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of Hour Loop, Inc. filed with the Washington Secretary of State on January 13, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

3.2	Certificate of Conversion of Hour Loop, Inc. filed with the Delaware Secretary of State on April 7, 2021 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

3.3	Certificate of Incorporation of Hour Loop, Inc. filed with the Delaware Secretary of State on April 7, 2021 (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

3.4	Certificate of Amendment to Certificate of Incorporation of Hour Loop, Inc. filed with the Delaware Secretary of State on September 23, 2021 (incorporated by reference to Exhibit 3.4 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

3.5	Certificate of Amendment to Certificate of Incorporation of Hour Loop, Inc. filed with the Delaware Secretary of State on November 30, 2021 (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on December 16, 2021).

3.6	Bylaws (incorporated by reference to Exhibit 3.5 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

3.7	Amendment to Bylaws (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on January 3, 2022).

4.1*	Description of Capital Stock.

10.1†	Employment Agreement, dated May 27, 2021, by and between Hour Loop, Inc. and Sam Lai (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.2†	Employment Agreement, dated May 27, 2021, by and between Hour Loop, Inc. and Maggie Yu (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.3†	Director Agreement, dated June 21, 2021, by and between Hour Loop, Inc. and Michael Lenner (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.4†	Director Agreement, dated June 21, 2021, by and between Hour Loop, Inc. and Douglas Branch (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.5†	Director Agreement, dated October 6, 2021, by and between Hour Loop, Inc. and Minghui (Alan) Gao (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.6†	Hour Loop, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.7	Amazon Services Business Solutions Agreement between Amazon.com, Inc. and Hour Loop, Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.8	Changes to Amazon Services Business Solutions Agreement effective November 7, 2020 between Amazon.com, Inc. and Hour Loop, Inc. (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.9	Loan Agreement, dated December 31, 2020, among the Company and Sam Lai and Maggie Yu (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.10	Amended and Restated Loan Agreement, dated September 16, 2021, among the Company and Sam Lai and Maggie Yu (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.11	Amended and Restated Loan Agreement, dated December 31, 2021, among the Company and Sam Lai and Maggie Yu (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on January 3, 2022).

10.12	Loan Agreement, dated October 15, 2021, among the Company and Sam Lai and Maggie Yu (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.13†	Addendum No. 1 to Executive Employment Agreement, dated as of January 20, 2022, by and between the registrant and Sam Lai (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2022).

10.14†	Addendum No. 1 to Executive Employment Agreement, dated as of January 20, 2022, by and between the registrant and Sau Kuen Yu (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2022).

10.15†	Director Agreement, dated as of February 20, 2023, by and between the registrant and Hillary Bui (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2023).

10.16†	Addendum No. 2 to Executive Employment Agreement, dated as of February 20, 2023, by and between the registrant and Sam Lai. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2023).

10.17†	Addendum No. 2 to Executive Employment Agreement, dated as of February 20, 2023, by and between the registrant and Sau Kuen Yu (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2023).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

19.1	Policy on Insider Trading (incorporated by reference to Exhibit 19.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2024).

21.1*	List of Subsidiaries

24.1*	Power of Attorney (included on the signature page)

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer

97.1†*	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

**Furnished herewith

† Management contracts, compensation plans and arrangements.

Item 16. Form 10-K Summary

Not applicable.

HOUR LOOP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hour Loop, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hour Loop, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statement of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2024 and 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial positions of the Company as of December 31, 2024 and 2023 and the consolidated results of its operations and its cash flows for the year ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 27, 2025

HOUR LOOP, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except for share and per share data)

As of December 31, 2024 and 2023

	December 31, 2024	December 31, 2023

ASSETS
Current assets
Cash	$2,119,581	$2,484,153
Accounts receivable, net	1,650,547	747,650
Inventory, net	14,640,632	14,276,555
Prepaid expenses and other current assets	327,894	504,973
Total current assets	18,738,654	18,013,331

Property and equipment, net	56,797	148,788
Deferred tax assets	1,060,104	1,304,215
Operating lease right-of-use lease assets	111,409	83,946
Total non-current assets	1,228,310	1,536,949
TOTAL ASSETS	$19,966,964	$19,550,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,176,305	$3,812,954
Credit cards payable	3,389,880	4,404,445
Short-term loan	610,967	652,422
Operating lease liabilities-current	114,540	82,269
Accrued expenses and other current liabilities	2,322,535	1,972,512
Due to related parties	4,192,995	-
Total current liabilities	14,807,222	10,924,602

Non-current liabilities
Operating lease liabilities-non-current	-	2,363
Due to related parties	-	4,170,418
Total non-current liabilities	-	4,172,781
Total liabilities	14,807,222	15,097,383
Commitments and contingencies	-

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and 2023	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 35,143,460 and 35,082,464 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3,514	3,508
Additional paid-in capital	5,802,686	5,727,650
Accumulated deficit	(595,175)	(1,252,622)
Accumulated other comprehensive loss	(51,283)	(25,639)
Total stockholders’ equity	5,159,742	4,452,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,966,964	$19,550,280

The accompanying notes are an integral part of these consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except for share and per share data)

For the Years Ended December 31, 2024 and 2023

	2024	2023

Revenues, net	$138,252,861	$132,124,202
Cost of revenues	(66,242,153)	(65,606,947)
Gross profit	72,010,708	66,517,255

Operating expenses
Selling and marketing	61,808,979	61,135,227
General and administrative	9,470,789	8,385,451
Total operating expenses	71,279,768	69,520,678

Income (loss) from operations	730,940	(3,003,423)

Other (expenses) income
Other expense	(12,695)	(9,542)
Interest expense	(249,587)	(248,779)
Other income	490,903	101,290
Total other expenses, net	228,621	(157,031)

Income (loss) before income taxes	959,561	(3,160,454)
Income tax (expense) benefit	(302,114)	730,760

Net income (loss)	657,447	(2,429,694)

Other comprehensive loss
Foreign currency translation adjustments	(25,644)	(2,597)

Total comprehensive income (loss)	$631,803	(2,432,291)

Basic and diluted income (loss) per common share	$0.02	(0.07)
Weighted-average number of common shares outstanding	35,119,761	35,066,592

The accompanying notes are an integral part of these consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In U.S Dollars, except for shares data)

For the Years Ended December 31, 2024 and 2023

	Common Stock	Common Stock	Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity

BALANCE AT DECEMBER 31, 2022	35,047,828	$3,506	$5,675,320	$1,177,072	$(23,042)	$6,832,856

Stock-based compensation	34,636	2	52,330	-	-	52,332

Currency translation adjustments	-	-	-	-	(2,597)	(2,597)

Net loss	-	-	-	(2,429,694)	-	(2,429,694)

BALANCE AT DECEMBER 31, 2023	35,082,464	$3,508	$5,727,650	$(1,252,622)	$(25,639)	$4,452,897

Stock-based compensation	60,996	6	75,036	-	-	75,042

Currency translation adjustments	-	-	-	-	(25,644)	(25,644)

Net income	-	-	-	657,447	-	657,447

BALANCE AT DECEMBER 31, 2024	35,143,460	$3,514	$5,802,686	$(595,175)	$(51,283)	$5,159,742

The accompanying notes are an integral part of these consolidated financial statements

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

For the Years Ended December 31, 2024 and 2023

	2024	2023

Cash flows from operating activities
Net income (loss)	$657,447	$(2,429,694)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation expenses	119,064	138,001
Amortization of operating lease right-of-use lease assets	211,348	387,446
Deferred tax assets	244,111	(754,895)
Stock-based compensation	75,042	52,332
Inventory allowance	560,293	675,886
Unrealized Foreign Exchange Gain	(87,520)	-
Changes in operating assets and liabilities:
Accounts receivable	(902,897)	(395,271)
Inventory	(924,370)	3,849,088
Prepaid expenses and other current assets	177,079	236,270
Accounts payable	363,351	(2,838,767)
Credit cards payable	(1,014,565)	(827,087)
Accrued expenses and other current liabilities	1,043,600	229,540
Operating lease liabilities	(208,843)	(386,224)
Net cash provided by (used in) operating activities	313,140	(2,063,375)

Cash flows from investing activities:
Purchases of property and equipment	(35,996)	(14,823)
Net cash used in investing activities	(35,996)	(14,823)

Cash flows from financing activities:
Payments to related parties	(671,000)	-
Net cash used in financing activities	(671,000)	-

Effect of changes in foreign currency exchange rates	29,284	(238)

Net change in cash	(364,572)	(2,078,436)

Cash at beginning of year	2,484,153	4,562,589

Cash at end of year	$2,119,581	$2,484,153

Supplemental disclosures of cash flow information:
Cash paid for interest	$249,296	$406,103
Cash paid for income tax	$211,911	$1,696
Noncash investing and financing activities:
Operating lease right-of-use of assets and operating lease liabilities recognized	$248,716	$27,249

The accompanying notes are an integral part of these consolidated financial statements.

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

The relevant exchange rates are listed below:

	December 31, 2024	December 31, 2023

Period NTD: USD exchange rate	32.735	30.655
Period Average NTD: USD exchange rate	32.526	31.221

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost less allowance for credit loss. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. Credit losses are provided based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of December 31, 2024 and 2023, the Company did not deem it necessary to have an allowance for credit loss.

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

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of December 31, 2024 and 2023, $560,293 and $675,886, respectively, were written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is 3 years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the years ended December 31, 2024 and 2023.

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

December 31, 2024 and 2023

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

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the years ended December 31, 2024 and 2023 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 7.19% and 6.45% of gross sales for the years ended December 31, 2024 and 2023, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $31,480,104 and $31,187,009 for the years ended December 31, 2024 and 2023, respectively, recorded as selling and marketing expenses.

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

The Company assesses sales tax payable including any related interest and penalties and accrues these estimates on its financial statements. Pursuant to the Wayfair decision, each state enforces sales tax collection at different dates. The Company collects and remits sales tax in accordance with state regulations. The Company estimates that as of December 31, 2024 and 2023, it owed $-0- and $288,466, respectively, in sales taxes along with penalties and interest resulting from late filings.

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

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the years ended December 31, 2024 and 2023, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of December 31, 2024 and 2023, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of December 31, 2024 and 2023, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes less than 7 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the years ended December 31, 2024 and 2023, approximately 99% and 99%, respectively, of the Company’s revenue was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – Our policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $5,323,886 and $4,605,629 for the years ended December 31, 2024 and 2023, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the years ended December 31, 2024 and 2023. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

In December 2023, the FASB issued ASU 2023-09 on Improvements to Income Tax Disclosures that require greater disaggregation of income tax disclosures to the income tax rate reconciliation and income taxes paid. The Updates are effective for annual periods beginning after December 15, 2024. The Company will adopt and apply the guidance in fiscal year 2025. There is no material impact expected to our results of operations, cash flows, and financial condition at the time of adoption, however, the Company is still assessing the disclosure impact.

NOTE 3 - Inventory

Inventory was comprised of the following as of December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023

Inventory	$12,716,062	$13,377,530
Inventory-in-transit	2,484,863	1,574,911
Allowance	(560,293)	(675,886)
Total	$14,640,632	$14,276,555

As of December 31, 2024 and 2023, $560,293 and $675,886 were written down from the cost of purchased inventory to their net realizable values, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

The allowance of inventory is recorded under cost of goods sold in the statements of operations.

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following as of December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31,2023

Advance to suppliers	$71,934	$49,298
Prepaid expenses-insurance	2,174	5,302
Prepaid expenses-other	33,501	56,437
Lease refundable deposit	49,939	81,522
Tax receivable	157,538	305,253
Other current assets	12,808	7,161
Total	$327,894	$504,973

As of December 31, 2024 and 2023, there was a tax receivable of $157,538 and $305,253, respectively, due to income taxes prepaid by the Company.

 NOTE 5 - Property and Equipment

Property and equipment were comprised of the following as of December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023

Property and equipment	$381,067	$368,729
Accumulated depreciation and amortization	(324,270)	(219,941)
Total property and equipment, net	$56,797	$148,788

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

For the years ended December 31, 2024 and 2023, the Company purchased $35,996 and $14,823, of fixtures and office equipment, respectively.

For the years ended December 31, 2024 and 2023, the Company had $119,064 and $138,001, recorded for depreciation, respectively.

For the years ended December 31, 2024 and 2023, the Company had no disposal or pledge on property and equipment.

NOTE 6 - Accounts Payable and Credit Cards Payable

	December 31, 2024	December 31, 2023

Accounts payable	$4,176,305	$3,812,954
Credit cards payable	3,389,880	4,404,445

The Company’s accounts payable represent amounts owed to suppliers or other creditors for goods or services purchased but not yet paid for. As of December 31, 2024 and 2023, there were accounts payable of $4,176,305 and $3,812,954, respectively.

The Company’s credit cards payable consisted of outstanding balances on credit cards held by the Company. As of December 31, 2024 and 2023, there were credit cards payable of $3,389,880 and $4,404,445, respectively.

NOTE 7 - Short-Term Loan

Line of Credit

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin of America Loa. The line of credit initially matured on August 30, 2023. On August 11, 2023, the line of credit was extended for an additional year, revising the maturity date to August 30, 2024. On May 28, 2024, the term of the loan was revised such that maturity date was extended to November 24, 2024.

On November 25, 2024, the term of the loan was revised such that maturity date was extended to May 23, 2025. The line of credit bears interest at a rate of 3.33% per annum.

As of December 31, 2024 and 2023, the outstanding balance under the Taishin line of credit was $610,967 and $652,422, respectively.

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023

Sales tax payable	$-	$288,466
Refund liability	766,721	708,629
Accrued payroll	302,685	297,059
Accrued bonus	963,800	399,067
Accrued expenses	255,154	215,485
Accrued interest	-	29,712
Other payables	34,175	34,094
Total	$2,322,535	$1,972,512

The Company made an assessment of sales tax payable, including any related interest and penalties, and accrued those estimates on the financial statements. Of the sales tax payable, $-0- and $78,947 are related to interest and penalties as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company has accrued $766,721 and $708,629, respectively, in a proactive approach towards potential future refunds.

A bonus expense is accrued on an annual basis, when the Company’s financial or operational performance meets the required performance level. The Company has $963,800 and $399,067 accrued for bonuses as of December 31, 2024 and 2023, respectively.

NOTE 9 - Leases

The Company had four operating leases (Flywheel’s office leases in Taiwan) as of December 31, 2024. The leased assets in Flywheel are presented as operating lease right-of-use assets.

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of December 31, 2024:

	Flywheel	Flywheel	Flywheel	Flywheel
	February 2023	March 2024	June 2024	August 2024
Initial lease term	to March 2025	to June 2025	to May 2025	to July 2025

Initial recognition of operating lease right-of-use assets	$28,652	$123,107	$52,434	$73,175
Weighted-average remaining lease term at December 31, 2024	0.17	0.5	0.42	0.58
Weighted-average discount rate at December 31, 2024	3.20%	3.20%	3.33%	3.33%

Operating lease liabilities-current as of December 31, 2024 and 2023 were $114,540 and $82,269, respectively. Operating lease liabilities-non-current as of December 31, 2024 and 2023 were $-0- and $2,363, respectively. The operating lease right-of-use assets balance as of December 31, 2024 and 2023, were $111,409 and $83,946, respectively.

For the years ended December 31, 2024 and 2023, the amortization of the operating lease right-of-use asset was $211,348 and $387,446, respectively. These amounts were recorded in general and administrative expenses. Additionally, for the years ended December 31, 2024 and 2023, the Company made lease payments of $208,843 and $386,224, respectively, which were included in the operating cash flows statements.

The future minimum lease payment schedule for all operating leases as of December 31, 2024, is as disclosed below.

For the Year Ending December 31,	Amount

2025	$115,652
2026	-
2027	-
2028 and thereafter	-
Total minimum lease payments	115,652
Less: effect of discounting	(1,112)
Present value of the future minimum lease payment	114,540
Less: operating lease liabilities-current	(114,540)
Total operating lease liabilities-non-current	$-

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 10 - Related Party Balances and Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. Stockholder loans and advances are payable on demand. As of December 31, 2024 and 2023, the Company had $4,192,995 and $4,170,418, respectively, due to related parties (Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company; and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company). As of December 31, 2024, this amount included $3,499,418 in stockholder payables and $693,577 accrued for bonuses. The loan is memorialized in a Loan Agreement dated October 15, 2021. The annual interest rate was 2% and the initial repayment date was December 31, 2022.

On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan for another two years, with a revised maturity date of December 31, 2024. On December 31, 2024, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan for another one year, with a revised maturity date of December 31, 2025. The annual interest rate is 5.5%.

For the years ended December 31, 2024 and 2023, the Company made repayments to related parties of $671,000 and $-0-, respectively.

 NOTE 11 – Disaggregation of Revenue

Revenue was comprised of the following for the years ended December 31, 2024 and 2023, respectively:

	2024	2023

Revenue-America	$144,760,995	$138,079,203
Revenue-International	4,947,516	4,379,801
Revenue-Other	1,148,935	930,191
Sales returns	(10,840,277)	(9,248,586)
Discounts	(1,764,308)	(2,016,407)
Total	$138,252,861	$132,124,202

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 12 - Income Tax

The components of income taxes benefit are as follows:

	December 31, 2024	December 31, 2023
Federal rate	21.00%	21.00%
Blended state tax rate	4.12%	4.11%
Effective tax rate	25.12%	25.11%

Effective Tax Rate Reconciliation for the Year Ended December 31, 2024
		%	$
Pretax Book Income	959,561	21.00%	201,508
Permanent Differences	84,240	1.84%	17,690
PY Federal Perm True-up	117,653	2.57%	24,707
State income tax	68,981	6.79%	65,198
Other Deferred adjustment	-	-0.73%	(6,989)
Total Tax Expenses		31.47%	302,114

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Effective Tax Rate Reconciliation for the Year Ended December 31, 2023
		%	$
Pretax Book Income	(3,160,454)	21.00%	(663,695)
Permanent Differences	78,048	-0.52%	16,390
PY Federal Perm True-up	73,914	-0.49%	15,522
State income tax	24,136	3.12%	(98,586)
Other Deferred adjustment	-	0.01%	(391)
Total Tax benefits		23.12%	(730,760)

	Current	Deferred	Total
	Income Tax	Income Tax	Income Tax
Tax Expense Summary, for the Year Ended December 31, 2024	Expense	Expense	Expense
Federal	39,989	193,145	233,134
State	18,013	50,967	68,980
Total Tax Expense	58,002	244,112	302,114

	Current	Deferred	Total
	Income Tax	Income Tax	Income Tax
Tax Expense Summary, for the Year Ended December 31, 2023	Benefit	Benefit	Benefit
Federal	$(637,242)	$-	$(637,242)
State	(117,654)	24,136	(93,518)
Total tax expense (benefit)	$(754,896)	$24,136	$(730,760)

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2024 and 2023 were as follows:

	Deferred Tax Assets	Deferred Tax Assets
Deferred Tax Assets summary	December 31, 2024	December 31, 2023
Federal	$908,691	$1,101,836
State	151,413	202,379
Total	$1,060,104	$1,304,215

	Deferred Tax Assets	Deferred Tax Assets
Deferred Tax Assets summary	December 31, 2024	December 31, 2023
Operating lease right of use lease assets	$787	$172
Inventories allowance	140,743	169,725
Net loss carry forward	918,574	1,134,318
Total	$1,060,104	$1,304,215

The Company files income tax return in the U.S. federal jurisdiction and various state jurisdictions. Based on management’s evaluation, there is no provision necessary for material uncertain tax position for the Company at December 31, 2024 and 2023.

For the years ended December 31, 2024 and 2023, the Company reported net operating income (loss) of $657,447 and $(2,429,694), respectively. The net operating loss carryforward is not subject to any expiration period under federal regulations, while at the state level, the expiration period usually ranges up to 20 years, or there may be no expiration period at all.

The Company expects to generate sufficient taxable income in future periods against which the deferred tax assets can be utilized. Accordingly, a valuation allowance may not be needed.

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 13 - Stockholders’ Equity

Preferred Stock

As of December 31, 2024 and 2023, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares issued and outstanding as of December 31, 2024 and 2023. The holders of the preferred stock are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of December 31, 2024 and 2023, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized. As of December 31, 2024 and 2023, there were 35,143,460 and 35,082,464 shares of common stock issued and outstanding, respectively.

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

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

NOTE 14 - Commitments and Contingencies

As of December 31, 2024 and 2023, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of December 31, 2024 and 2023, the Company had no pending legal proceedings. No amounts have been accrued in the audited consolidated financial statements with respect to any such matters.

NOTE 15 - Subsequent Events

On January 2, 2025, the Company issued 1,596 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.8799 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

The Company has evaluated subsequent events from the balance sheet date through March 27, 2025, the date at which the financial statements were available to be issued, and determined that, apart from the events mentioned above, there are no other subsequent events to disclose.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUR LOOP, INC.

Dated: March 27, 2025	By:	/s/ Sam Lai
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

Signature	Title	Date

/s/ Sam Lai	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board (principal executive officer,	March 27, 2025
Sam Lai	principal financial officer and principal accounting officer)

/s/ Sau Kuen (Maggie) Yu	Director	March 27, 2025
Sau Kuen (Maggie) Yu

/s/ Michael Lenner	Director	March 27, 2025
Michael Lenner

/s/ Minghui (Alan) Gao	Director	March 27, 2025
Minghui (Alan) Gao

/s/ Hilary (Hui-Chong) Bui	Director	March 27, 2025
Hilary (Hui-Chong) Bui

83