Form 10-Q
period 2025-03-31
Hour Loop, Inc
filed 2025-05-12
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, there were 35,160,190 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Hour Loop, Inc.

Item 1. Financial Statements.

HOUR LOOP, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except for share and per share data)

As of March 31, 2025 and December 31, 2024

(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets
Cash	$1,260,122	$2,119,581
Accounts receivable, net	394,242	1,650,547
Inventory, net	15,889,482	14,640,632
Prepaid expenses and other current assets	614,685	327,894
Total current assets	18,158,531	18,738,654

Property and equipment, net	42,759	56,797
Deferred tax assets	821,205	1,060,104
Operating lease right-of-use lease assets	54,978	111,409
Total non-current assets	918,942	1,228,310
TOTAL ASSETS	$19,077,473	$19,966,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,859,536	$4,176,305
Credit cards payable	2,404,365	3,389,880
Short-term loan	603,227	610,967
Operating lease liabilities-current	56,478	114,540
Accrued expenses and other current liabilities	677,726	2,322,535
Due to related parties	2,660,418	4,192,995
Total current liabilities	13,261,750	14,807,222

Total liabilities	13,261,750	14,807,222
Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 35,151,440 and 35,143,460 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3,515	3,514
Additional paid-in capital	5,817,685	5,802,686
Retained earnings (accumulated deficit)	59,342	(595,175)
Accumulated other comprehensive loss	(64,819)	(51,283)
Total stockholders’ equity	5,815,723	5,159,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,077,473	$19,966,964

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except for share and per share data)

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenues, net	$25,837,090	$24,681,122
Cost of revenues	(11,691,792)	(10,228,916)
Gross profit	14,145,298	14,452,206

Operating expenses
Selling and marketing	11,246,997	11,174,191
General and administrative	1,977,436	1,739,843
Total operating expenses	13,224,433	12,914,034

Income from operations	920,865	1,538,172

Other income (expense)
Other income (expense)	301	(1,156)
Interest expense	(47,055)	(62,112)
Other income	61,825	28,034
Total other income (expense), net	15,071	(35,234)

Income before income taxes	935,936	1,502,938
Income tax expense	(281,419)	(437,124)

Net income	654,517	1,065,814

Other comprehensive loss
Foreign currency translation adjustments	(13,536)	(16,533)

Total comprehensive income	$640,981	$1,049,281

Basic and diluted earnings per common share	$0.02	$0.03
Weighted-average number of common shares outstanding	35,151,351	35,095,602

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In U.S. Dollars, except for share data)

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-In	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

BALANCE AT DECEMBER 31, 2023	35,082,464	$3,508	$5,727,650	$(1,252,622)	$(25,639)	$4,452,897

Stock-based compensation	26,340	2	35,998	-	-	36,000

Currency translation adjustments	-	-	-	-	(16,533)	(16,533)

Net income	-	-	-	1,065,814	-	1,065,814

BALANCE AT MARCH 31, 2024	35,108,804	$3,510	$5,763,648	$(186,808)	$(42,172)	$5,538,178

BALANCE AT DECEMBER 31, 2024	35,143,460	$3,514	$5,802,686	$(595,175)	$(51,283)	$5,159,742

Stock-based compensation	7,980	1	14,999	-	-	15,000

Currency translation adjustments	-	-	-	-	(13,536)	(13,536)

Net income	-	-	-	654,517	-	654,517

BALANCE AT MARCH 31, 2025	35,151,440	$3,515	$5,817,685	$59,342	$(64,819)	$5,815,723

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities
Net income	$654,517	$1,065,814
Reconciliation of net income to net cash used in operating activities:
Depreciation expenses	14,126	35,273
Amortization of operating lease right-of-use lease assets	55,383	42,892
Deferred tax assets	238,899	351,127
Stock-based compensation	15,000	36,000
Inventory allowance	497,347	637,058
Unrealized foreign exchange gain	(24,826)	-
Changes in operating assets and liabilities:
Accounts receivable	1,256,305	210,133
Inventory	(1,746,197)	2,021,008
Prepaid expenses and other current assets	(286,791)	76,091
Accounts payable	2,683,231	(392,733)
Credit cards payable	(985,515)	(2,543,010)
Accrued expenses and other current liabilities	(2,338,386)	(1,093,909)
Operating lease liabilities	(56,984)	(35,175)
Income taxes payable	-	82,374
Net cash (used in) provided by operating activities	(23,891)	492,943

Cash flows from investing activities:
Purchases of property and equipment	(720)	(17,798)
Net cash used in investing activities	(720)	(17,798)

Cash flows from financing activities:
Payments to related parties	(839,000)	-
Net cash used in financing activities	(839,000)	-

Effect of changes in foreign currency exchange rates	4,152	(37,218)

Net change in cash	(859,459)	437,927

Cash at beginning of period	2,119,581	2,484,153

Cash at end of period	$1,260,122	$2,922,080

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,986	$3,380
Cash paid for income tax	$6,230	$-
Non-cash investing and financing activities:
Operating lease right-of-use of assets and operating lease liabilities recognized	$-	$123,107

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

Basis of Presentation - These unaudited consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024 and notes thereto and other pertinent information contained in our Annual Report on Form 10-K as filed with the SEC on March 27, 2025.

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

The relevant exchange rates are listed below:

	March 31, 2025	December 31, 2024	March 31, 2024

Period NTD: USD exchange rate	$33.155	$32.735	$31.950
Period Average NTD: USD exchange rate	$32.938	$32.526	$31.641

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

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost less allowance for credit loss. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. Credit losses are provided based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than seven days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of March 31, 2025 and December 31, 2024, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of March 31, 2025 and December 31, 2024, $497,347 and $560,293, respectively, were written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is three years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three months ended March 31, 2025 and 2024.

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

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three months ended March 31, 2025 and 2024 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 6.35% and 5.53% of gross sales for the three months ended March 31, 2025 and 2024, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $5,748,972 and $5,705,385 for the three months ended March 31, 2025 and 2024, respectively, recorded as selling and marketing expenses.

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the three months ended March 31, 2025 and 2024, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of March 31, 2025 and December 31, 2024, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of March 31, 2025 and December 31, 2024, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes less than seven days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the three months ended March 31, 2025 and 2024, approximately 99% and 99%, respectively, of the Company’s revenue was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – Our policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $1,004,083 and $884,000 for the three months ended March 31, 2025 and 2024, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per for the three months ended March 31, 2025 and 2024. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

NOTE 2 - Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 on Improvements to Reportable Segment Disclosures, which requires entities to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker (“CODM”). The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of ASU 2023-07 on the consolidated financial statements and related disclosures and we expect to adopt the new standard using a retrospective approach.

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

NOTE 3 - Inventory

Inventory was comprised of the following as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024

Inventory	$12,499,473	$12,716,062
Inventory-in-transit	3,887,356	2,484,863
Allowance	(497,347)	(560,293)
Total	$15,889,482	$14,640,632

As of March 31, 2025 and December 31, 2024, $497,347 and $560,293 were written down from the cost of purchased inventory to their net realizable values, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

The allowance of inventory is recorded under cost of goods sold in the statements of operations.

NOTE 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024

Advance to suppliers	$298,854	$71,934
Prepaid expenses-insurance	33,870	2,174
Prepaid expenses-other	103,413	33,501
Lease refundable deposit	49,306	49,939
Tax receivable	121,247	157,538
Other current assets	7,995	12,808
Total	$614,685	$327,894

As of March 31, 2025 and December 31, 2024, there was a tax receivable of $121,247 and $157,538, respectively, due to income taxes prepaid by the Company.

NOTE 5 - Property and Equipment

Property and equipment were comprised of the following as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024

Property and equipment	$376,955	$381,067
Accumulated depreciation and amortization	(334,196)	(324,270)
Total property and equipment, net	$42,759	$56,797

For the three months ended March 31, 2025 and 2024, the Company purchased $720 and $17,798 of fixtures and office equipment, respectively.

For the three months ended March 31, 2025 and 2024, the Company had $14,126 and $35,273, recorded for depreciation, respectively.

For the three months ended March 31, 2025 and 2024, the Company had no disposal or pledge on property and equipment.

NOTE 6 - Accounts Payable and Credit Cards Payable

	March 31, 2025	December 31, 2024

Accounts payable	$6,859,536	$4,176,305
Credit cards payable	2,404,365	3,389,880

The Company’s accounts payable represent amounts owed to suppliers or other creditors for goods or services purchased but not yet paid for. As of March 31, 2025 and December 31, 2024, there were accounts payable of $6,859,536 and $4,176,305, respectively.

The Company’s credit cards payable consisted of outstanding balances on credit cards held by the Company. As of March 31, 2025 and December 31, 2024, there were credit cards payable of $ 2,404,365 and $3,389,880, respectively.

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

As of March 31, 2025 and December 31, 2024, the outstanding balance under the Taishin line of credit was $603,227 and $610,967, respectively.

NOTE 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024

Refund liability	$-	$766,721
Accrued payroll	274,701	302,685
Accrued bonus	133,391	963,800
Accrued expenses	208,645	255,154
Accrued interest	42,051	-
Other payables	18,938	34,175
Total	$677,726	$2,322,535

As of March 31, 2025 and December 31, 2024, the Company has accrued $-0- and $766,721, respectively, in a proactive approach towards potential future refunds.

A bonus expense is accrued on an annual basis, when the Company’s financial or operational performance meets the required performance level. The Company has $133,391 and $963,800 accrued for bonuses as of March 31, 2025 and December 31, 2024, respectively.

NOTE 9 - Leases

The Company had three operating leases (Flywheel’s office leases in Taiwan) as of March 31, 2025. The leased assets in Flywheel are presented as operating lease right-of-use assets.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of March 31, 2025:

	Flywheel	Flywheel	Flywheel
	March 2024	June 2024	August 2024
Initial lease term	to June 2025	to May 2025	to July 2025

Initial recognition of operating lease right-of-use assets	$123,107	$52,434	$73,175
Weighted-average remaining lease term at March 31, 2025	0.25	0.17	0.33
Weighted-average discount rate at March 31, 2025	3.20%	3.33%	3.33%

Operating lease liabilities-current as of March 31, 2025 and December 31, 2024 were $56,478 and $114,540, respectively. The operating lease right-of-use assets balance as of March 31, 2025 and December 31, 2024, were $54,978 and $111,409, respectively.

For the three months ended March 31, 2025 and 2024, the amortization of the operating lease right-of-use asset was $55,383 and $42,892, respectively. These amounts were recorded in general and administrative expenses. Additionally, for the three months ended March 31, 2025 and 2024, the Company made lease payments of $56,984 and $35,175, respectively, which were included in the operating cash flows statements.

The future minimum lease payment schedule for all operating leases as of March 31, 2025, is as disclosed below.

For the Year Ending March 31,	Amount

2025	$56,807
2026	-
2027	-
2028 and thereafter	-
Total minimum lease payments	56,807
Less: effect of discounting	(329)
Present value of the future minimum lease payment	56,478
Less: operating lease liabilities-current	(56,478)
Total operating lease liabilities-non-current	$-

NOTE 10 - Related Party Balances and Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. Stockholder loans and advances are payable on demand. As of March 31, 2025 and December 31, 2024, the Company had $2,660,418 and $4,192,995, respectively, due to related parties (Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company; and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company). The loan is memorialized in a Loan Agreement dated October 15, 2021. The annual interest rate was 2% and the initial repayment date was December 31, 2022.

On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan for another two years, with a revised maturity date of December 31, 2024. On December 31, 2024, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan for another one year, with a revised maturity date of December 31, 2025. The annual interest rate is 5.5%.

For the three months ended March 31, 2025 and 2024, the Company made repayments to related parties of $1,532,577 and $-0-, respectively. The amount repaid in 2025 consisted of $839,000 in principal and $693,577 in bonus.

NOTE 11 – Disaggregation of Revenue

Revenue was comprised of the following for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024

Revenue-U.S.	$26,602,547	$25,459,691
Revenue-International	951,439	869,695
Revenue-Other	302,255	120,556
Sales returns	(1,767,559)	(1,463,085)
Discounts	(251,592)	(305,735)
Total	$25,837,090	$24,681,122

NOTE 12 - Income Tax

Effective Tax Rate Reconciliation for the Three Months Ended March 31, 2025
	$	%	$
Pre-tax book Income	$935,936	21.00%	$196,547
Permanent differences	18,862	0.42%	3,961
Prior year federal Permanent True-up	117,653	2.64%	24,707
State income tax	42,326	4.38%	40,984
Other deferred adjustment	-	1.63%	15,220
Total tax expenses		30.07%	$281,419

Effective Tax Rate Reconciliation for the Three Months Ended March 31, 2024
	$	%	$
Pre-tax book income	$1,502,938	21.25%	$319,332
Permanent differences	22,627	0.32%	4,808
State income tax	85,997	7.59%	114,055
Other deferred adjustment	-	-0.07%	(1,071)
Total tax expense		29.08%	$437,124

Tax Expense Summary, for the three months ended March 31, 2025	Current Income Tax Expense	Deferred Income Tax Expense	Total Income Tax Expense
Federal	$36,127	$202,966	$239,093
State	6,393	35,933	42,326
Total tax expense	$42,520	238,899	$281,419

Tax Expense Summary, for the three months ended March 31, 2024	Current Income Tax Expense	Deferred Income Tax Expense	Total Income Tax Expense
Federal	$-	$304,796	$304,796
State	85,997	46,331	132,328
Total tax expense	$85,997	$351,127	$437,124

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2025 and December 31, 2024 were as follows:

	Deferred Tax Assets	Deferred Tax Assets
Deferred Tax Assets Summary	March 31, 2025	December 31, 2024
Federal	$705,726	$908,691
State	115,479	151,413
Total	$821,205	$1,060,104

	Deferred Tax Assets	Deferred Tax Assets
Deferred Tax Assets Summary	March 31, 2025	December 31, 2024
Operating lease right of use lease assets	$377	$787
Inventories allowance	124,931	140,743
Net loss carry forward	695,897	918,574
Total	$821,205	$1,060,104

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on management’s evaluation, there is no provision necessary for material uncertain tax position for the Company at March 31, 2025 and December 31, 2024.

NOTE 13 - Stockholders’ Equity

Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares issued and outstanding as of March 31, 2025 and December 31, 2024. The holders of the preferred stock are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of March 31, 2025 and December 31, 2024, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized. As of March 31, 2025 and December 31, 2024, there were 35,151,440 and 35,143,460 shares of common stock issued and outstanding, respectively.

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

NOTE 14 - Commitments and Contingencies

As of March 31, 2025 and December 31, 2024, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of March 31, 2025 and December 31, 2024, the Company had no pending legal proceedings. No amounts have been accrued in the unaudited consolidated financial statements with respect to any such matters.

NOTE 15 - Subsequent Events

On April 1, 2025, the Company issued 1,750 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.7140 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

The Company has evaluated subsequent events from the balance sheet date through May 12, 2025, the date at which the unaudited consolidated financial statements were available to be issued, and determined that, apart from the events mentioned above, there were no other subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of Hour Loop, Inc. (“Hour Loop” or the “Company”). The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

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

Overview

Our Business

We are an online retailer engaged in e-commerce retailing in the U.S. market. We have operated as a third-party seller on www.amazon.com since 2013, and on www.walmart.com since 2020. We have also sold merchandise on our website at www.hourloop.com since 2013. To date, we have generated practically all of our revenue as a third-party seller on www.amazon.com and only a negligible amount of revenue from our operations on our website at www.hourloop.com and as a third-party seller on www.walmart.com. We manage more than 100,000 stock-keeping units (“SKUs”). Product categories include home/garden décor, toys, kitchenware, apparel, and electronics. Our primary strategy is to bring most of our vendors’ product selections to the customers. We have advanced software that assists us in identifying product gaps so we can keep such products in stock year-round including the entirety of the last quarter (holiday season) of the calendar year (“Q4”). In upcoming years, we plan to expand our business rapidly by increasing the number of business managers, vendors and SKUs.

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

The advantages of selling via a wholesale model include the following:

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

Market Description/Opportunities

Total U.S. retail sales increased 2.5% to $7.42 trillion in 2024, from $7.24 trillion in 2023. Consumers spent $1,192.29 billion online with U.S. merchants in 2024, which represents approximately 16.07% of total U.S. retail sales for the year, compared to 15.45% in 2023.

Amazon accounted for approximately 40% of all e-commerce in the United States, which Amazon the biggest ecommerce giant currently in the market.

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

Tariff Impact and Response Measures

In the first quarter ended March 31, 2025, the U.S. administration’s announcement of additional tariff increases—particularly on China-origin goods—introduced elevated volatility and uncertainty across global supply chains. Anticipating both rising import costs and the risk of inventory shortages driven by accelerated market stockpiling, the company undertook a strategic reassessment of its procurement and inventory management policies.

Effective April 2025, the company expanded its inventory holding policy from a baseline of 1.5–2 months to a more resilient 3–6 month coverage. This adjustment is intended to mitigate supply chain disruptions and preserve fulfillment continuity amid fluctuating trade conditions.

Given the material impact of recent tariff adjustments on shipments originating from China, the company temporarily suspended all containerized exports from China as a precautionary measure. This suspension will remain in effect pending a comprehensive reassessment of tariff developments and their operational implications.

To offset increased input costs and reduce the risk of stockouts, the company implemented measured price increases on select finished goods (FC) inventory. These actions are designed to support margin stability and ensure product availability in a highly dynamic trade environment.

Our Financial Position

For the three months ended March 31, 2025 and 2024, we generated net revenues of $25,837,090 and $24,681,122, respectively, and reported net income of $654,517 and $1,065,814, respectively, and cash flow (used in) provided by operating activities of $(23,891) and $492,943, respectively. As noted in our unaudited consolidated financial statements, as of March 31, 2025, we had retained earnings of $59,342.

Results of Operations

The following table shows comparisons of our unaudited income statements for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Statement of Operations Data
Revenues, net	25,837,090	$24,681,122
Cost of revenues	(11,691,792)	(10,228,916)
Gross profit	14,145,298	14,452,206
Total operating expenses	13,224,433	12,914,034
Income from operations	920,865	1,538,172
Total other expenses, net	15,071	(35,234)
Income tax expense	(281,419)	(437,124)
Net income	654,517	1,065,814
Other comprehensive loss	(13,536)	(16,533)
Total comprehensive income	640,981	$1,049,281

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Revenues

We generated $25,837,090 in revenues for the three months ended March 31, 2025, as compared to $24,681,122 in revenues for the same period in 2024. This represents an increase in revenues of $1,155,968, or 4.68%. We attribute this increase to our continued growth and maturity in our operating model, despite an overall e-commerce traffic slowdown and intense competition. Our total orders in the three months ended March 31, 2025 were approximately 1,229,792, as compared to 1,123,204 orders in the three months ended March 31, 2024, representing an increase of 9.49%. This surge in orders has played a pivotal role in driving the overall revenue growth. The substantial increase in order quantity indicates a rising demand for our products, leading to a corresponding increase in revenue generated from these sales. As a result, the increase in orders has directly contributed to the overall growth in the Company’s revenues during the period. The 9.49% increase in orders reflects strong customer demand, but our pricing strategy, including competitive pricing pressure and discounts offered during the period, resulted in lower prices for products sold. As a consequence, even with the significant order volume increase, the revenue growth was slightly shy of fully matching this proportion.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2025 totaled $11,691,792, as compared to $10,228,916 for the three months ended March 31, 2024. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods.

Operating Expenses

Operating expenses for the three months ended March 31, 2025 totaled $13,224,433, representing a $310,399, or 2.4%, increase from the $12,914,034 of operating expenses for the three months ended March 31, 2024.

Other Income (Expenses), Net

Other income (expenses), net, was $15,071 and $(35,234), respectively, for the three months ended March 31, 2025 and 2024.

Total Comprehensive Income

Total comprehensive income for the three months ended March 31, 2025, was $640,981, as compared with $1,049,281 for the three months ended March 31, 2024. The decrease in total comprehensive income was attributed to an increase in the Company’s cost of revenues in the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $1,260,122 and $2,922,080 as of March 31, 2025 and 2024, respectively.

Our primary uses of cash have been for inventory, payments to Amazon related to sales and shipping of products, for services provided, payments for marketing and advertising, and salaries paid to our employees. We have received funds from the sales of products that we sell online. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance the rapid growth in our current business;

●	An increase in fees paid to Amazon and other partners as our sales grows;

●	The cost of being a public company;

●	Marketing and advertising expenses for attracting new customers; and

●	Capital requirements for the development of additional infrastructure.

●	Increased costs and inventory carrying requirements associated with import tariffs and global trade policy uncertainty.

Since inception, we have generated liquidity from revenues generated by our ongoing business, from debt and from the Company’s initial public offering to fund our operations.

The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024

Statement of Cash Flows
Net cash (used in) provided by operating activities	$(23,891)	$492,943
Net cash used in investing activities	$(720)	$(17,798)
Net cash used in financing activities	$(839,000)	$-
Effect of changes in foreign currency rates	$4,152	$(37,218)
Net (decrease) increase in cash	$(859,459)	$437,927
Cash - beginning of the period	$2,119,581	$2,484,153
Cash - end of the period	$1,260,122	$2,922,080

Net Cash Used in Operating Activities

For the three months ended March 31, 2025, cash used in operating activities amounted to $23,891, as compared to $492,943 of cash provided by operating activities for the three months ended March 31, 2024. This was driven by our net income of $654,517 for the three months ended March 31, 2025, as compared to $1,065,814 for the same period in 2024.

Despite the increase in revenue to $25,837,090 for the three months ended March 31, 2025, as compared to $24,681,122 for the three months ended March 31, 2024, the revenue increase was offset by a corresponding increase in cost of revenues.

Net Cash Used in Investing Activities

For the three months ended March 31, 2025, $720 in cash was used in investing activities, compared to $17,798 in cash used in investing activities for the three months ended March 31, 2024.

Net Cash Used in Financing Activities

For the three months ended March 31, 2025, cash used in financing activities amounted to $839,000, as compared to cash provided by financing activities of $-0- for the three months ended March 31, 2024.

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

As of March 31, 2025 and December 31, 2024, the outstanding balance under the Taishin line of credit was $603,227 and $610,967, respectively.

Affiliated Loans

From time to time, the Company receives loans and advances from its stockholders to fund its operations. As of March 31, 2025, the Company had a total of $2,660,418 due to related parties.

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

Leases

The Company has three operating leases (Flywheel has three offices lease in Taiwan). The respective lease terms are March 1, 2024 to June 30, 2025, June 1, 2024 to May 31, 2025, and August 1, 2024 to July 31, 2025, respectively.

For the Year Ending March 31,	Amount

2025	$56,807
2026	-
2027	-
2028 and thereafter	-
Total minimum lease payments	56,807
Less: effect of discounting	(329)
Present value of the future minimum lease payment	56,478
Less: operating lease liabilities-current	(56,478)
Total operating lease liabilities-non-current	$-

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

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost less allowance for credit loss. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. Credit losses are provided based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than seven days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of March 31, 2025 and December 31, 2024, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of March 31, 2025 and December 31, 2024, $497,347 and $560,293, respectively, were written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is three years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three months ended March 31, 2025 and 2024.

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

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three months ended March 31, 2025 and 2024 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 6.35% and 5.53% of gross sales for the three months ended March 31, 2025 and 2024, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $5,748,972 and $5,705,385 for the three months ended March 31, 2025 and 2024, respectively, recorded as selling and marketing expenses.

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the three months ended March 31, 2025 and 2024, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of March 31, 2025 and December 31, 2024, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of March 31, 2025 and December 31, 2024, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes less than seven days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the three months ended March 31, 2025 and 2024, approximately 99% and 99%, respectively, of the Company’s revenue was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – Our policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $1,004,083 and $884,000 for the three months ended March 31, 2025 and 2024, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per for the three months ended March 31, 2025 and 2024. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon such evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective   as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2025, subsequent to the quarter ended March 31, 2025, the Company issued 1,750 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.714 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act available to the Company by Section 4(a)(2) promulgated thereunder.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1†	Addendum No. 4 to Executive Employment Agreement between the registrant and Sam Lai (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 17, 2025).
10.2†	Addendum No. 4 to Executive Employment Agreement between the registrant and Sau Kuen Yu (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 17, 2025).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.
†	Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOUR LOOP, INC.

Dated: May 12, 2025	By:	/s/ Sam Lai
Sam Lai
Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

