Form 10-Q
period 2025-06-30
Hour Loop, Inc
filed 2025-08-12
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, there were 35,171,565 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Hour Loop, Inc.

Form 10-Q

Item 1. Financial Statements.

HOUR LOOP, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except for share and per share data)

As of June 30, 2025 and December 31, 2024

(Unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets
Cash	$325,354	$2,119,581
Accounts receivable, net	477,955	1,650,547
Inventory, net	20,940,746	14,640,632
Prepaid expenses and other current assets	525,287	327,894
Total current assets	22,269,342	18,738,654

Property and equipment, net	40,574	56,797
Deferred tax assets	513,152	1,060,104
Operating lease right-of-use lease assets	137,465	111,409
Total non-current assets	691,191	1,228,310
TOTAL ASSETS	$22,960,533	$19,966,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,584,090	$4,176,305
Credit cards payable	2,980,539	3,389,880
Short-term loan	683,760	610,967
Operating lease liabilities-current	75,897	114,540
Accrued expenses and other current liabilities	732,367	2,322,535
Due to related parties	2,660,418	4,192,995
Total current liabilities	15,717,071	14,807,222

Non-current liabilities
Operating lease liabilities-non-current	61,334	-
Deferred tax liabilities	19,464	-
Total non-current liabilities	80,798	-
Total liabilities	15,797,869	14,807,222
Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock: $0.0001 par value per share, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock: $0.0001 par value per share, 300,000,000 shares authorized, 35,160,190 and 35,143,460 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3,516	3,514
Additional paid-in capital	5,832,685	5,802,686
Retained earnings (accumulated deficit)	1,236,343	(595,175)
Accumulated other comprehensive income (loss)	90,120	(51,283)
Total stockholders’ equity	7,162,664	5,159,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,960,533	$19,966,964

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In U.S. Dollars, except for share and per share data)

For the Three Months and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues, net	$27,103,106	$28,070,707	$52,940,196	$52,751,829
Cost of revenues	(11,605,754)	(12,445,297)	(23,297,546)	(22,674,213)
Gross profit	15,497,352	15,625,410	29,642,650	30,077,616

Operating expenses
Selling and marketing	11,715,571	12,843,697	22,962,568	24,017,888
General and administrative	2,160,930	1,844,517	4,138,366	3,584,360
Total operating expenses	13,876,501	14,688,214	27,100,934	27,602,248

Income from operations	1,620,851	937,196	2,541,716	2,475,368

Other (expenses) income
Other expense	(2,300)	(4,777)	(1,999)	(5,933)
Interest expense	(43,782)	(61,984)	(90,837)	(124,096)
Other income	7,912	59,477	69,737	87,511
Total other expenses, net	(38,170)	(7,284)	(23,099)	(42,518)

Income before income taxes	1,582,681	929,912	2,518,617	2,432,850
Income tax expense	(405,680)	(280,762)	(687,099)	(717,886)

Net income	1,177,001	649,150	1,831,518	1,714,964

Other comprehensive income (loss)
Foreign currency translation adjustments	154,939	(8,058)	141,403	(24,591)

Total comprehensive income	$1,331,940	$641,092	$1,972,921	$1,690,373

Basic and diluted income per common share	$0.04	$0.02	$0.06	$0.05
Weighted-average number of common shares outstanding	35,160,095	35,108,804	35,155,795	35,102,203

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In U.S. Dollars, except for share data)

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

For the three months ended June 30, 2025

				(Accumulated	Accumulated
	Shares of	Common	Additional	Deficit)	Other	Total
	Common	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Amount	Capital	Earnings	Loss (Income)	Equity

BALANCE AT March 31, 2025	35,151,440	$3,515	$5,817,685	$59,342	$(64,819)	$5,815,723

Issuance of shares	8750	1	15,000	-	-	15,001

Currency translation adjustments	-	-	-	-	154,939	154,939

Net income	-	-	-	1,177,001	-	1,177,001

BALANCE AT June 30, 2025	35,160,190	$3,516	$5,832,685	$1,236,343	$90,120	$7,162,664

BALANCE AT March 31, 2024	35,108,804	$3,510	$5,763,648	$(186,808)	$(42,172)	$5,538,178

Currency translation adjustments	-	-	-	-	(8,058)	(8,058)

Net income	-	-	-	649,150	-	649,150

BALANCE AT June 30, 2024	35,108,804	$3,510	$5,763,648	$462,342	$(50,230)	$6,179,270

For the six months ended June 30, 2025

	Common Stock		Additional Paid-In	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss (Income)	Equity

BALANCE AT DECEMBER 31, 2024	35,143,460	$3,514	$5,802,686	$(595,175)	$(51,283)	$5,159,742

Stock-based compensation	16,730	2	29,999	-	-	30,001

Currency translation adjustments	-	-	-	-	141,403	141,403

Net income	-	-	-	1,831,518	-	1,831,518

BALANCE AT JUNE 30, 2025	35,160,190	$3,516	$5,832,685	$1,236,343	$90,120	$7,162,664

BALANCE AT DECEMBER 31, 2023	35,082,464	$3,508	$5,727,650	$(1,252,622)	$(25,639)	$4,452,897

Stock-based compensation	26,340	2	35,998	-	-	36,000

Currency translation adjustments	-	-	-	-	(24,591)	(24,591)

Net income	-	-	-	1,714,964	-	1,714,964

BALANCE AT JUNE 30, 2024	35,108,804	$3,510	$5,763,648	$462,342	$(50,230)	$6,179,270

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024

Cash flows from operating activities
Net income	$1,831,518	$1,714,964

Reconciliation of net income to net cash used in operating activities:
Depreciation expenses	23,517	70,920
Amortization of operating lease right-of-use lease assets	122,018	98,773
Deferred tax assets	546,952	571,296
Deferred tax liabilities	19,464	-
Stock-based compensation	30,001	36,000
Inventory allowance	416,196	645,379
Unrealized foreign exchange gain	237,028	-
Changes in operating assets and liabilities:
Accounts receivable	1,172,592	(5,594)
Inventory	(6,716,310)	(1,026,905)
Prepaid expenses and other current assets	(197,393)	37,203
Accounts payable	4,407,785	1,875,374
Credit cards payable	(409,341)	(2,120,514)
Accrued expenses and other current liabilities	(2,283,745)	(888,522)
Operating lease liabilities	(125,712)	(92,899)
Income taxes payable	-	33,700
Net cash (used in) provided by operating activities	(925,430)	949,175

Cash flows from investing activities:
Purchases of property and equipment	(801)	(34,593)
Net cash used in investing activities	(801)	(34,593)

Cash flows from financing activities:
Payments to related parties	(839,000)	-
Net cash used in financing activities	(839,000)	-
		-
Effect of changes in foreign currency exchange rates	(28,996)	(51,838)

Net change in cash	(1,794,227)	862,744

Cash at beginning of the period	2,119,581	2,484,153

Cash at end of the period	$325,354	$3,346,897

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,095	$9,883
Cash paid for income tax	$52,841	$109,260
Non-cash investing and financing activities:
Operating lease right-of-use of assets and operating lease liabilities recognized	$134,648	$172,903

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

The relevant exchange rates are listed below:

	June 30, 2025	December 31, 2024	June 30, 2024

Period NTD: USD exchange rate	$29.250	$32.735	$32.400
Period Average NTD: USD exchange rate	$29.603	$32.526	$32.334

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost less allowance for credit loss. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. Credit losses are provided based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than seven days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of June 30, 2025 and December 31, 2024, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of June 30, 2025 and December 31, 2024, $416,196 and $560,293, respectively, were written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is three years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three and six months ended June 30, 2025 and 2024.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three and six months ended June 30, 2025 and 2024 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 6.92% and 5.94% of gross sales for the six months ended June 30, 2025 and 2024, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $11,659,356 and $11,886,764 for the six months ended June 30, 2025 and 2024, respectively, recorded as selling and marketing expenses.

Segment Information – The Company has only one segment, which is online retail (e-commerce).

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM has been identified as the chief executive officer of the Company who reviews financial information of separate operating segments based on U.S. GAAP. The CODM now reviews results analyzed by customers. This analysis is only presented at the revenue level with no allocation of direct or indirect costs. Consequently, the Company has determined that it has only one operating segment.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the three and six months ended June 30, 2025 and 2024, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of June 30, 2025 and December 31, 2024, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of June 30, 2025 and December 31, 2024, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes less than seven days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the six months ended June 30, 2025 and 2024, approximately 99% and 99%, respectively, of the Company’s revenue was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – Our policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $964,824 and $1,953,155 for the six months ended June 30, 2025 and 2024, respectively.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per for the three and six months ended June 30, 2025 and 2024. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

NOTE 2 - Recent Accounting Pronouncements Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 on Improvements to Reportable Segment Disclosures, which requires entities to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the CODM. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU beginning with the interim periods in the fiscal year starting January 1, 2025, and for the annual period ending December 31, 2025. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

NOTE 3 - Inventory

Inventory was comprised of the following as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024

Inventory	$17,097,686	$12,716,062
Inventory-in-transit	4,259,256	2,484,863
Allowance	(416,196)	(560,293)
Total	$20,940,746	$14,640,632

As of June 30, 2025 and December 31, 2024, $416,196 and $560,293 were written down from the cost of purchased inventory to their net realizable values, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

The allowance of inventory is recorded under cost of goods sold in the statements of operations.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024

Advance to suppliers	$231,572	$71,934
Prepaid expenses-insurance	22,500	2,174
Prepaid expenses-other	92,300	33,501
Lease refundable deposit	70,212	49,939
Tax receivable	95,925	157,538
Other current assets	12,778	12,808
Total	$525,287	$327,894

As of June 30, 2025 and December 31, 2024, there was a tax receivable of $95,925 and $157,538, respectively, due to income taxes prepaid by the Company.

NOTE 5 - Property and Equipment

Property and equipment were comprised of the following as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024

Property and equipment	$427,280	$381,067
Accumulated depreciation and amortization	(386,706)	(324,270)
Total property and equipment, net	$40,574	$56,797

For the six months ended June 30, 2025 and 2024, the Company purchased $801 and $34,593 of fixtures and office equipment, respectively.

For the six months ended June 30, 2025 and 2024, the Company had $23,517 and $70,920, recorded for depreciation, respectively.

For the six months ended June 30, 2025 and 2024, the Company had no disposal or pledge on property and equipment.

NOTE 6 - Accounts Payable and Credit Cards Payable

	June 30, 2025	December 31, 2024

Accounts payable	$8,584,090	$4,176,305
Credit cards payable	2,980,539	3,389,880

The Company’s accounts payable represent amounts owed to suppliers or other creditors for goods or services purchased but not yet paid for. As of June 30, 2025 and December 31, 2024, there were accounts payable of $8,584,090 and $4,176,305, respectively.

The Company’s credit cards payable consisted of outstanding balances on credit cards held by the Company. As of June 30, 2025 and December 31, 2024, there were credit cards payable of $2,980,539 and $3,389,880, respectively.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Short-Term Loan

Line of Credit

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank. The line of credit initially matured on August 30, 2023. On August 11, 2023, the line of credit was extended for an additional year, revising the maturity date to August 30, 2024. On May 28, 2024, the term of the loan was revised such that maturity date was extended to November 24, 2024. On November 25, 2024, the term of the loan was revised such that maturity date was extended to May 23, 2025. On May 23, 2025, the term of the loan was revised such that the maturity date was extended to November 19, 2025. The line of credit bears interest at a rate of 3.33% per annum.

As of June 30, 2025 and December 31, 2024, the outstanding balance under the Taishin line of credit was $683,760 and $610,967, respectively.

NOTE 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024

Refund liability	$-	$766,721
Accrued payroll	332,820	302,685
Accrued bonus	102,564	963,800
Accrued expenses	195,311	255,154
Accrued interest	80,491	-
Other payables	21,181	34,175
Total	$732,367	$2,322,535

As of June 30, 2025 and December 31, 2024, the Company has accrued $-0- and $766,721, respectively, in a proactive approach toward potential future refunds.

A bonus expense is accrued on an annual basis, when the Company’s financial or operational performance meets the required performance level. The Company has $102,564 and $963,800 accrued for bonuses as of June 30, 2025 and December 31, 2024, respectively.

NOTE 9 - Leases

The Company had two operating leases (Flywheel’s office leases in Taiwan) as of June 30, 2025. The leased assets in Flywheel are presented as operating lease right-of-use assets.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of June 30, 2025:

	Flywheel	Flywheel
	June 2025	August 2024
Initial lease term	to June 2027	to July 2025

Initial recognition of operating lease right-of-use assets	$134,648	$73,175
Weighted-average remaining lease term (in years) at June 30, 2025	2.0	0.08
Weighted-average discount rate at June 30, 2025	3.33%	3.33%

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Operating lease liabilities-current as of June 30, 2025 and December 31, 2024 were $75,897 and $114,540, respectively. The operating lease right-of-use assets balance as of June 30, 2025 and December 31, 2024, were $137,465 and $111,409, respectively.

For the six months ended June 30, 2025 and 2024, the amortization of the operating lease right-of-use asset was $122,018 and $98,773, respectively. These amounts were recorded in general and administrative expenses. Additionally, for the six months ended June 30, 2025 and 2024, the Company made lease payments of $125,712 and $92,899, respectively, which were included in the operating cash flows statements.

The future minimum lease payment schedule for all operating leases as of June 30, 2025, is as disclosed below.

For the Six Months Ending June 30,	Amount

2025	$42,003
2026	70,330
2027	29,304
2028 and thereafter	-
Total minimum lease payments	141,637
Less: effect of discounting	(4,406)
Present value of the future minimum lease payment	137,231
Less: operating lease liabilities-current	(75,897)
Total operating lease liabilities-non-current	$61,334

NOTE 10 - Related Party Balances and Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. Stockholder loans and advances are payable on demand. As of June 30, 2025 and December 31, 2024, the Company had $2,660,418 and $4,192,995, respectively, due to related parties (Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company; and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company). The loan is memorialized in a Loan Agreement dated October 15, 2021. The annual interest rate was 2% and the initial repayment date was December 31, 2022.

On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan for another two years, with a revised maturity date of December 31, 2024. On December 31, 2024, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan for another one year, with a revised maturity date of December 31, 2025. The annual interest rate is 5.5%.

For the six months ended June 30, 2025 and 2024, the Company made repayments to related parties of $1,532,577 and $-0-, respectively. The amount repaid in 2025 consisted of $839,000 in principal and $693,577 in bonus.

NOTE 11 – Disaggregation of Revenue

Revenue was comprised of the following for the three and six months ended June 30, 2025 and 2024, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Revenue-U.S.	$28,308,512	$29,285,554	$54,911,059	$54,745,245
Revenue-International	1,138,830	889,278	2,090,269	1,758,973
Revenue-Other	37,367	208,704	339,621	329,260
Sales returns	(2,198,454)	(1,912,838)	(3,966,013)	(3,375,923)
Discounts	(183,149)	(399,991)	(434,740)	(705,726)
Total	$27,103,106	$28,070,707	$52,940,196	$52,751,829

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Income Tax

Effective Tax Rate Reconciliation for the Six Months Ended June 30, 2025
Description	Pre-tax Income	Effective Tax Rate	Tax Effect
Pre-tax book income	$2,518,617	21.00%	$528,910
Permanent differences	38,692	0.32%	8,125
Prior year federal permanent true-up	117,653	0.98%	24,707
State income tax	114,662	4.37%	110,143
Other deferred adjustment	-	0.60%	15,214
Total tax expenses		27.28%	$687,099

Effective Tax Rate Reconciliation for the Six Months Ended June 30, 2024
Description	Pre-tax Income	Effective Tax Rate	Tax Effect
Pre-tax book income	$2,432,850	21.00%	$510,898
Permanent differences	42,336	0.37%	8,891
State income tax	146,590	8.15%	198,186
Other deferred adjustment	-	0.00%	(89)
Total tax expense		29.51%	$717,886

Tax Expense Summary, for the six months ended June 30, 2025	Current Income Tax Expense	Deferred Income Tax Expense	Total Income Tax Expense
Federal	$99,163	$473,274	$572,437
State	21,521	93,141	114,662
Total tax expense	$120,684	566,415	$687,099

Tax Expense Summary, for the six months ended June 30, 2024	Current Income Tax Expense	Deferred Income Tax Expense	Total Income Tax Expense
Federal	$-	$488,916	$488,916
State	146,590	82,380	228,970
Total tax expense	$146,590	$571,296	$717,886

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2025 and December 31, 2024 were as follows:

	Deferred Tax Assets
Deferred Tax Assets Summary	June 30, 2025	December 31, 2024
Federal	$435,417	$908,691
State	58,271	151,413
Foreign (non-U.S.)	19,464	-
Total	$513,152	$1,060,104

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Deferred Tax Assets
Deferred Tax Assets Summary	June 30, 2025	December 31, 2024
Operating lease right of use lease assets	$-	$787
Inventories allowance	104,547	140,743
Net loss carry forward	408,605	918,574
Total	$513,152	$1,060,104

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on management’s evaluation, there is no provision necessary for material uncertain tax position for the Company at June 30, 2025 and December 31, 2024.

As of June 30, 2025, the Company recognized deferred tax assets of $19,464 primarily related to deductible temporary differences at its foreign subsidiaries. These deferred tax assets are not related to U.S. federal or state tax jurisdictions and are subject to local jurisdictional rules for realization. The Company continues to evaluate the realizability of these deferred tax assets based on the projected taxable income of the respective foreign operations.

NOTE 13 - Stockholders’ Equity

Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares issued and outstanding as of June 30, 2025 and December 31, 2024. The holders of the preferred stock are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of June 30, 2025 and December 31, 2024, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized. As of June 30, 2025 and December 31, 2024, there were 35,160,190 and 35,143,460 shares of common stock issued and outstanding, respectively.

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

NOTE 14 - Commitments and Contingencies

As of June 30, 2025 and December 31, 2024, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of June 30, 2025 and December 31, 2024, the Company had no pending legal proceedings. No amounts have been accrued in the unaudited consolidated financial statements with respect to any such matters.

NOTE 15 - Subsequent Events

On July 2, 2025, the Company issued 2,275 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.3185 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

The Company has evaluated subsequent events from the balance sheet date through August 12, 2025, the date at which the unaudited consolidated financial statements were available to be issued, and determined that, apart from the events mentioned above, there were no other subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of Hour Loop, Inc. (“we,” “us,” “our,” “Hour Loop” or the “Company”). The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on our future financial performance. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

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

Overview

Our Business

We are an online retailer engaged in e-commerce retailing in the U.S. market. We have operated as a third-party seller on www.amazon.com since 2013, and on www.walmart.com since 2020. We have also sold merchandise on our website at www.hourloop.com since 2013. To date, we have generated practically all of our revenue as a third-party seller on www.amazon.com (“Amazon”) and only a negligible amount of revenue from our operations on our website at www.hourloop.com and as a third-party seller on www.walmart.com. We manage more than 100,000 stock-keeping units (“SKUs”). Product categories include home/garden décor, toys, kitchenware, apparel, and electronics. Our primary strategy is to bring most of our vendors’ product selections to the customers. We have advanced software that assists us in identifying product gaps so we can keep such products in stock year-round including the entirety of the last quarter (holiday season) of the calendar year (“Q4”). In upcoming years, we plan to expand our business rapidly by increasing the number of business managers, vendors and SKUs.

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

Formation

We were founded in 2013 by Sam Lai and Maggie Yu. With their vision, leadership, and software development skills, the Company grew rapidly. From 2013 to 2024, sales grew from $0 to $138,252,861.

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

Tariff Impact and Response Measures

In the first quarter ended March 31, 2025, the U.S. presidential administration’s announcement of additional tariff increases—particularly on China-origin goods—introduced elevated volatility and uncertainty across global supply chains. In response, the Company undertook a strategic reassessment of its procurement and inventory management policies, anticipating both rising import costs and the risk of inventory shortages driven by accelerated market stockpiling.

As of April 2025, our policy for domestic inventory procurement was expanded to keep our inventory coverage from 1.5-2 months to 3-6 months. This adjustment was made to safeguard fulfillment continuity and buffer against potential mid-year disruptions, including indirect tariff spillover effects or local supply tightness caused by global volatility.

In parallel, the Company initially suspended all containerized exports for shipments originating from China when the new tariff policy was originally enacted, as we were unwilling to incur significantly higher import costs. Following the implementation of a 90-day tariff relief window under a temporary U.S.–China trade agreement, we promptly resumed exports and front-loaded the remainder of our 2025 sales-related inventory within that window. This approach allowed us to avoid elevated duties while reducing exposure to future trade uncertainties in a still-fluid regulatory environment.

To offset increased input costs and reduce the risk of stockouts, we implemented measured price increases on select finished goods inventory. These actions were designed to support margin stability and ensure product availability in a highly dynamic trade environment.

These proactive measures have successfully enabled the Company to secure adequate inventory to meet its 2025 sales projection. Therefore, we do not foresee any material impact from future tariff changes in the immediate term, although we will continue to monitor trade policy developments and stand prepared to adjust our strategy as required.

Our Financial Position

For the three months ended June 30, 2025 and 2024, we generated net revenues of $27,103,106 and $28,070,707, respectively, and reported net income of $1,177,001 and $649,150, respectively, and cash flow (used in) provided by operating activities of $(901,539) and $456,232, respectively.

For the six months ended June 30, 2025 and 2024, we generated net revenues of $52,940,196 and $52,751,829, respectively, and reported net income of $1,831,518 and $1,714,964, and cash flow (used in) provided by operating activities of $(925,430) and $949,175, respectively.

As noted in our unaudited consolidated financial statements, as of June 30, 2025, we had retained earnings of $1,236,343.

Results of Operations

The following table shows comparisons of our unaudited income statements for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statement of Operations Data
Total revenues	$27,103,106	$28,070,707	$52,940,196	$52,751,829
Total cost of goods sold	(11,605,754)	(12,445,297)	(23,297,546)	(22,674,213)
Gross profit	15,497,352	15,625,410	29,642,650	30,077,616
Total operating expenses	13,876,501	14,688,214	27,100,934	27,602,248
Income from operations	1,620,851	937,196	2,541,716	2,475,368
Total other non-operating expense	(38,170)	(7,284)	(23,099)	(42,518)
Income tax expense	(405,680)	(280,762)	(687,099)	(717,886)
Net income	1,177,001	649,150	1,831,518	1,714,964
Other comprehensive income (loss)	154,939	(8,058)	141,403	(24,591)
Total comprehensive income	$1,331,940	$641,092	$1,972,921	$1,690,373

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Revenues

The Company generated $27,103,106 in revenues in the three months ended June 30, 2025, as compared to $28,070,707 in revenues in the same period in 2024. This represents a decrease in revenues of $967,601, or 3.45%. Our total orders in the three months ended June 30, 2025 were approximately 1,253,975, as compared to 1,268,890 orders in the three months ended June 30, 2024, representing a decrease of 1.18%. We attribute both decreases to the Company’s strategic shift toward prioritizing margin expansion in response to ongoing tariff uncertainties. During the three months ended June 30, 2025, the uncertainty of tariff rates led some manufacturers to suspend container imports temporarily. As a result, we proactively increased our inventory levels to prevent out-of-stock conditions while addressing concerns that tariffs could lead to higher costs and pricing. Despite marginal decreases in both metrics, our strategy effectively led to higher profitability compared to the three months ended June 30, 2024.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2025 totaled $11,605,754, as compared to $12,445,297 for the three months ended June 30, 2024. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods.

Operating Expenses

Operating expenses for the three months ended June 30, 2025 totaled $13,876,501, representing a $811,713, or 5.53%, decrease from the $14,688,214 of operating expenses for the three months ended June 30, 2024. This change was caused by an increase in reimbursements paid by Amazon that reflect enhanced recovery for lost shipments.

Other Expenses, Net

Other expenses, net, for the three months ended June 30, 2025 was $38,170, compared to other expenses, net, of $7,284 for the three months ended June 30, 2024.

Total Comprehensive Income

Total comprehensive income for the three months ended June 30, 2025 was $1,331,940, as compared with $641,092 for the three months ended June 30, 2024. The increase in total comprehensive income was attributed to a decrease in the Company’s operating expenses in the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Revenues

The Company generated $52,940,196 in revenues in the six months ended June 30, 2025, as compared to $52,751,829 in revenues in the same period in 2024. This represents an increase in revenues of $188,367, or 0.36%. We attribute this increase to our continued growth and maturity in our operating model, despite an overall e-commerce traffic slowdown and intense competition. Our total orders in the six months ended June 30, 2025 were approximately 2,483,767, as compared to 2,392,094 orders in the six months ended June 30, 2024, representing an increase of 3.83%. This increase in orders played a pivotal role in driving the overall revenue growth. The increase in orders demonstrates a rising demand for our products, leading to a corresponding increase in revenue generated from these sales. As a result, the increase in orders has directly contributed to the overall growth in the Company’s revenues during the period. The 3.83% increase in orders reflects strong customer demand, but our pricing strategy, including competitive pricing pressure and discounts offered during the period, resulted in lower prices for products sold. As a consequence, even with the significant order volume increase, the revenue growth did not match this proportion.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2025 totaled $23,297,546, as compared to $22,674,213 for the six months ended June 30, 2024. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods.

Operating Expenses

Operating expenses for the six months ended June 30, 2025 totaled $27,100,934, representing a $501,314, or 1.82%, decrease from the $27,602,248 of operating expenses for the six months ended June 30, 2024. This change was caused by an increase in reimbursements paid by Amazon that reflected enhanced recovery for lost shipments.

Other Expenses, Net

Other expenses, net, for the six months ended June 30, 2025 was $23,099, compared to other expense, net, of $42,518 for the six months ended June 30, 2024. The decrease in other expenses represents the repayment of part of the loans from stockholders for the six months ended June 30, 2025, which led to a reduction in interest expenses.

Total Comprehensive Income

Total comprehensive income for the six months ended June 30, 2025 was $1,972,921, as compared with $1,690,373 for the six months ended June 30, 2024. The increase in total comprehensive income was attributed to a decrease in the Company’s operating expenses in the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $325,354 and $3,346,897 as of June 30, 2025 and 2024, respectively.

Our primary uses of cash have been for inventory, payments to Amazon related to sales and shipping of products, for services provided, payments for marketing and advertising, and salaries paid to our employees. We have received funds from the sales of products that we sell online. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance the rapid growth in our current business;

●	An increase in fees paid to Amazon and other partners as our sales grows;

●	The cost of being a public company;

●	Marketing and advertising expenses for attracting new customers; and

●	Capital requirements for the development of additional infrastructure.

●	Increased costs and inventory carrying requirements associated with import tariffs and global trade policy uncertainty.

We generate liquidity from revenues generated by our ongoing business, and from debt and equity issuances to fund our operations.

The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
Statement of Cash Flows
Net cash (used in) provided by operating activities	$(925,430)	$949,175
Net cash used in investing activities	$(801)	$(34,593)
Net cash used in financing activities	$(839,000)	$-
Effect of changes in foreign currency rates	$(28,996)	$(51,838)
Net (decrease) increase in cash	$(1,794,227)	$862,744
Cash - beginning of the period	$2,119,581	$2,484,153
Cash - end of the period	$325,354	$3,346,897

Net Cash Used in Operating Activities

For the six months ended June 30, 2025, cash used in operating activities amounted to $925,430, as compared to $949,175 of cash provided by operating activities for the six months ended June 30, 2024. The $1,874,605 increase in cash used in operating activities was driven by the increase in our inventory purchase.

Net Cash Used in Investing Activities

For the six months ended June 30, 2025, $801 in cash was used in investing activities, compared to $34,593 in cash used in investing activities for the six months ended June 30, 2024. The decrease primarily reflects lower purchases of property and equipment for the six months ended June 30, 2025.

Net Cash Used in Financing Activities

For the six months ended June 30, 2025, cash used in financing activities amounted to $839,000, as compared to cash provided by financing activities of $-0- for the six months ended June 30, 2024. The increase in cash outflows was primarily due to repayments made to related parties for the six months ended June 30, 2025.

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

Taishin International Bank

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank. The line of credit initially matured on August 30, 2023. On August 11, 2023, the line of credit was extended for an additional year, revising the maturity date to August 30, 2024. On May 28, 2024, the term of the loan was revised such that maturity date was extended to November 24, 2024. On November 25, 2024, the term of the loan was revised such that maturity date was extended to May 23, 2025. On May 23, 2025, the term of the loan was revised such that maturity date was extended to November 19, 2025. The line of credit bears interest at a rate of 3.33% per annum.

As of June 30, 2025 and December 31, 2024, the outstanding balance under the Taishin line of credit was $683,760 and $610,967, respectively.

Affiliated Loans

From time to time, we receive loans and advances from our stockholders to fund our operations. As of June 30, 2025, we had a total of $2,660,418 due to related parties.

July 2021 Loan

On July 27, 2021, we entered into a loan agreement with Mr. Lai and Ms. Yu for a principal amount of $4,170,418. The loan is subordinated. The original annual interest rate was 2% and the original repayment date was December 31, 2022. On December 28, 2022, we agreed to extend the term of the loan, with a new maturity date of December 31, 2024. On December 31, 2024, we agreed to extend the term of the loan, with a new maturity date of December 31, 2025. As amended, the annual interest rate of the loan is 5.5%.

Leases

We have two operating leases (via Flywheel, with its two offices lease in Taiwan). The respective lease terms are August 1, 2024 to July 31, 2025; and June 10, 2025 to July 9, 2027, respectively.

For the Six Months Ending June 30,	Amount

2025	$42,003
2026	70,330
2027	29,304
2028 and thereafter	-
Total minimum lease payments	141,637
Less: effect of discounting	(4,406)
Present value of the future minimum lease payment	137,231
Less: operating lease liabilities-current	(75,897)
Total operating lease liabilities-non-current	$61,334

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

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost less allowance for credit loss. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. Credit losses are provided based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than seven days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of June 30, 2025 and December 31, 2024, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of June 30, 2025 and December 31, 2024, $416,196 and $560,293, respectively, were written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is three years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three and six months ended June 30, 2025 and 2024.

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

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three and six months ended June 30, 2025 and 2024 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 6.92% and 5.94% of gross sales for the six months ended June 30, 2025 and 2024, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $11,659,356 and $11,886,764 for the six months ended June 30, 2025 and 2024, respectively, recorded as selling and marketing expenses.

Segment Information – The Company has only one segment, which is online retail (e-commerce).

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM has been identified as the chief executive officer of the Company who reviews financial information of separate operating segments based on U.S. GAAP. The CODM now reviews results analyzed by customers. This analysis is only presented at the revenue level with no allocation of direct or indirect costs. Consequently, the Company has determined that it has only one operating segment.

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the three and six months ended June 30, 2025 and 2024, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of June 30, 2025 and December 31, 2024, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of June 30, 2025 and December 31, 2024, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes less than seven days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the six months ended June 30, 2025 and 2024, approximately 99% and 99%, respectively, of the Company’s revenue was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – Our policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $964,824 and $1,953,155 for the six months ended June 30, 2025 and 2024, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per for the three and six months ended June 30, 2025 and 2024. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to disclose material changes to the risk factors that were contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 2, 2025, the Company issued 2,275 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.3185 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with us. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act available to us by Section 4(a)(2) promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

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

HOUR LOOP, INC.

Dated: August 12, 2025	By:	/s/ Sam Lai
Sam Lai
Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

