Form 10-Q
period 2025-09-30
Hour Loop, Inc
filed 2025-11-12
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, there were 35,176,320 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Hour Loop, Inc.

Form 10-Q

Item 1. Financial Statements.

HOUR LOOP, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except for share and per share data)

As of September 30, 2025 and December 31, 2024

(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current assets
Cash	$796,307	$2,119,581
Accounts receivable, net	546,474	1,650,547
Inventory, net	28,876,262	14,640,632
Prepaid expenses and other current assets	825,343	327,894
Total current assets	31,044,386	18,738,654

Property and equipment, net	81,986	56,797
Deferred tax assets	383,736	1,060,104
Operating lease right-of-use lease assets	110,163	111,409
Total non-current assets	575,885	1,228,310
TOTAL ASSETS	$31,620,271	$19,966,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,413,200	$4,176,305
Credit cards payable	3,860,310	3,389,880
Short-term loan	658,003	610,967
Operating lease liabilities-current	66,475	114,540
Accrued expenses and other current liabilities	1,225,035	2,322,535
Due to related parties	2,660,418	4,192,995
Total current liabilities	23,883,441	14,807,222

Non-current liabilities
Operating lease liabilities-non-current	48,426	-
Deferred tax liabilities	18,731	-
Total non-current liabilities	67,157	-
Total liabilities	23,950,598	14,807,222
Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock: $0.0001 par value per share, 10,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock: $0.0001 par value per share, 300,000,000 shares authorized; 35,171,565 and 35,143,460 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3,517	3,514
Additional paid-in capital	5,847,683	5,802,686
Retained earnings (accumulated deficit)	1,766,934	(595,175)
Accumulated other comprehensive income (loss)	51,539	(51,283)
Total stockholders’ equity	7,669,673	5,159,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,620,271	$19,966,964

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In U.S. Dollars, except for share and per share data)

For the Three Months and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues, net	$33,424,703	$31,075,498	$86,364,899	$83,827,327
Cost of revenues	(16,249,395)	(14,036,187)	(39,546,941)	(36,710,400)
Gross profit	17,175,308	17,039,311	46,817,958	47,116,927

Operating expenses
Selling and marketing	14,665,407	14,585,652	37,627,975	38,603,540
General and administrative	1,767,895	1,731,816	5,906,261	5,316,176
Total operating expenses	16,433,302	16,317,468	43,534,236	43,919,716

Income from operations	742,006	721,843	3,283,722	3,197,211

Other (expenses) income
Other expense	(8,186)	(516)	(10,185)	(6,449)
Interest expense	(42,496)	(62,862)	(133,333)	(186,958)
Other income	22,607	28,933	92,344	116,444
Total other expenses, net	(28,075)	(34,445)	(51,174)	(76,963)

Income before income taxes	713,931	687,398	3,232,548	3,120,248
Income tax expense	(183,340)	(217,751)	(870,439)	(935,637)

Net income	530,591	469,647	2,362,109	2,184,611

Other comprehensive income (loss)
Foreign currency translation adjustments	(38,581)	15,966	102,822	(8,625)

Total comprehensive income	$492,010	$485,613	$2,464,931	$2,175,986

Basic and diluted income per common share	$0.01	$0.01	$0.07	$0.06
Weighted-average number of common shares outstanding	35,171,320	35,130,677	35,161,068	35,111,844

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In U.S. Dollars, except for share data)

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

For the three months ended September 30, 2025 and 2024

	Shares of	Common	Additional	(Accumulated Deficit)	Accumulated Other	Total
	Common	Stock	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Amount	Capital	Earnings	Loss (Income)	Equity

BALANCE AT JUNE 30, 2025	35,160,190	$3,516	$5,832,685	$1,236,343	$90,120	$7,162,664

Stock-based compensation	11,375	1	14,998	-	-	14,999

Currency translation adjustments	-	-	-	-	(38,581)	(38,581)

Net income	-	-	-	530,591	-	530,591

BALANCE AT SEPTEMBER 30, 2025	$35,171,565	$3,517	$5,847,683	$1,766,934	$51,539	$7,669,673

BALANCE AT JUNE 30, 2024	35,108,804	$3,510	$5,763,648	$462,342	$(50,230)	$6,179,270

Stock-based compensation	23,676	3	24,039			24,042

Currency translation adjustments					15,966	15,966

Net income				469,647		469,647

BALANCE AT SEPTEMBER 30, 2024	$35,132,480	$3,513	$5,787,687	$931,989	$(34,264)	$6,688,925

For the nine months ended September 30, 2025 and 2024

	Common Stock		Additional Paid-In	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss (Income)	Equity

BALANCE AT DECEMBER 31, 2024	35,143,460	$3,514	$5,802,686	$(595,175)	$(51,283)	$5,159,742

Stock-based compensation	28,105	3	44,997	-	-	45,000

Currency translation adjustments	-	-	-	-	102,822	102,822

Net income	-	-	-	2,362,109	-	2,362,109

BALANCE AT SEPTEMBER 30, 2025	$35,171,565	$3,517	$5,847,683	$1,766,934	$51,539	$7,669,673

BALANCE AT DECEMBER 31, 2023	35,082,464	$3,508	$5,727,650	$(1,252,622)	$(25,639)	$4,452,897

Stock-based compensation	50,016	5	60,037	-	-	60,042

Currency translation adjustments	-	-	-	-	(8,625)	(8,625)

Net income	-	-	-	2,184,611	-	2,184,611

BALANCE AT SEPTEMBER 30, 2024	35,132,480	$3,513	$5,787,687	$931,989	$(34,264)	$6,688,925

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Cash flows from operating activities
Net income	$2,362,109	$2,184,611

Reconciliation of net income to net cash used in operating activities:
Depreciation expenses	31,109	98,624
Amortization of operating lease right-of-use lease assets	141,320	157,520
Deferred tax assets	676,368	736,868
Deferred tax liabilities	18,731	-
Stock-based compensation	45,000	60,042
Inventory allowance	499,752	578,622
Unrealized foreign exchange gain	156,087	-
Gain on disposal of property and equipment	(3,016)	-
Changes in operating assets and liabilities:
Accounts receivable	1,104,073	199,426
Inventory	(14,735,382)	(15,383,373)
Prepaid expenses and other current assets	(497,449)	(254,418)
Accounts payable	11,236,895	11,640,380
Credit cards payable	470,430	(174,768)
Accrued expenses and other current liabilities	(1,791,077)	(922,149)
Operating lease liabilities	(139,950)	(153,270)
Income taxes payable	-	-
Net cash (used in) provided by operating activities	(425,000)	(1,231,885)

Cash flows from investing activities:
Proceeds from disposal of property and equipment	3,016	-
Purchases of property and equipment	(51,979)	(35,031)
Net cash used in investing activities	(48,963)	(35,031)

Cash flows from financing activities:
Payments to related parties	(839,000)	-
Net cash used in financing activities	(839,000)	-

Effect of changes in foreign currency exchange rates	(10,311)	(22,998)

Net change in cash	(1,323,274)	(1,289,914)

Cash at beginning of the period	2,119,581	2,484,153

Cash at end of the period	$796,307	$1,194,239

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,370	$15,266
Cash paid for income tax	$163,015	$210,811
Non-cash investing and financing activities:
Operating lease right-of-use of assets and operating lease liabilities recognized	$131,472	$248,917

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies

Hour Loop, Inc. (“Hour Loop” or the “Company”) is a technology-enabled consumer products company that uses machine learning and data analytics to design, develop, market and sell products. Hour Loop predominantly operates through online retail channels such as Amazon.com (“Amazon”), Walmart.com, and Hourloop.com. The Company, as an Internet marketplace seller, sells products in multiple categories, including home/garden décor, toys, kitchenware, apparel, and electronics. The Company has only one segment, which is online retail (e-commerce).

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

The relevant exchange rates are listed below:

	September 30, 2025	December 31, 2024	September 30, 2024

Period NTD: USD exchange rate	$30.395	$32.735	$31.600
Period Average NTD: USD exchange rate	$30.318	$32.526	$31.930

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

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost less allowance for credit loss. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. Credit losses are provided based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than seven days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of September 30, 2025 and December 31, 2024, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of September 30, 2025 and December 31, 2024, $499,752 and $560,293, respectively, were written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is three years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three and nine months ended September 30, 2025 and 2024.

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

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three and nine months ended September 30, 2025 and 2024 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 7.09% and 6.00% of gross sales for the nine months ended September 30, 2025 and 2024, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $19,232,988 and $18,749,793 for the nine months ended September 30, 2025 and 2024, respectively, recorded as selling and marketing expenses.

Segment Information – The Company has only one segment, which is online retail (e-commerce).

The Company uses the “management approach” to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM has been identified as the chief executive officer of the Company who reviews financial information of separate operating segments based on U.S. GAAP. The CODM now reviews results analyzed by customers. This analysis is only presented at the revenue level with no allocation of direct or indirect costs. Consequently, the Company has determined that it has only one operating segment.

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the three and nine months ended September 30, 2025 and 2024, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of September 30, 2025 and December 31, 2024, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of September 30, 2025 and December 31, 2024, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes less than seven days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the nine months ended September 30, 2025 and 2024, approximately 99% and 99%, respectively, of the Company’s revenue was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – Our policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $3,190,480 and $3,096,997 for the nine months ended September 30, 2025 and 2024, respectively.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per for the three and nine months ended September 30, 2025 and 2024. Therefore, the diluted earnings per share is the same as the basic earnings per share.

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

NOTE 3 - Inventory

Inventory was comprised of the following as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024

Inventory	$22,922,152	$12,716,062
Inventory-in-transit	6,453,862	2,484,863
Allowance	(499,752)	(560,293)
Total	$28,876,262	$14,640,632

As of September 30, 2025 and December 31, 2024, $499,752 and $560,293 were written down from the cost of purchased inventory to their net realizable values, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

The allowance of inventory is recorded under cost of goods sold in the statements of operations.

NOTE 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024

Advance to suppliers	$444,087	$71,934
Prepaid expenses-insurance	11,250	2,174
Prepaid expenses-other	88,913	33,501
Lease refundable deposit	51,475	49,939
Tax receivable	208,378	157,538
Other current assets	21,240	12,808
Total	$825,343	$327,894

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025 and December 31, 2024, there was a tax receivable of $208,378 and $157,538, respectively, due to income taxes prepaid by the Company.

NOTE 5 - Property and Equipment

Property and equipment were comprised of the following as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024

Property and equipment	$446,731	$381,067
Accumulated depreciation and amortization	(364,745)	(324,270)
Total property and equipment, net	$81,986	$56,797

For the nine months ended September 30, 2025 and 2024, the Company purchased $51,979 and $35,031 of fixtures and office equipment, respectively.

For the nine months ended September 30, 2025 and 2024, the Company had $31,109 and $98,624, recorded for depreciation, respectively.

For the nine months ended September 30, 2025 and 2024, the Company disposed $15,559 and -0- of property and equipment, respectively. The disposal resulted in a gain of $3,016, which is included in other income for the period. The cash proceeds are reflected within investing activities in the statement of cash flows.

For the nine months ended September 30, 2025 and 2024, the Company had no pledge on property and equipment.

NOTE 6 - Accounts Payable and Credit Cards Payable

	September 30, 2025	December 31, 2024

Accounts payable	$15,413,200	$4,176,305
Credit cards payable	3,860,310	3,389,880

The Company’s accounts payable represent amounts owed to suppliers or other creditors for goods or services purchased but not yet paid for. As of September 30, 2025 and December 31, 2024, there were accounts payable of $15,413,200 and $4,176,305, respectively.

The Company’s credit cards payable consisted of outstanding balances on credit cards held by the Company. As of September 30, 2025 and December 31, 2024, there were credit cards payable of $3,860,310 and $3,389,880, respectively.

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

As of September 30, 2025 and December 31, 2024, the outstanding balance under the Taishin line of credit was $658,003 and $610,967, respectively.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024

Sales Tax Payable	$6,599	$-
Refund liability	-	766,721
Accrued payroll	322,378	302,685
Accrued bonus	64,155	963,800
Accrued expenses	695,316	255,154
Accrued interest	117,372	-
Other payables	19,215	34,175
Total	$1,225,035	$2,322,535

As of September 30, 2025 and December 31, 2024, the Company has accrued $-0-   and $766,721, respectively, in a proactive approach toward potential future refunds.

A bonus expense is accrued on an annual basis, when the Company’s financial or operational performance meets the required performance level. The Company has $64,155 and $963,800 accrued for bonuses as of September 30, 2025 and December 31, 2024, respectively.

NOTE 9 - Leases

The Company had one operating lease (Flywheel’s office lease in Taiwan) as of September 30, 2025. The leased assets in Flywheel are presented as operating lease right-of-use assets.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of September 30, 2025:

June 2025
Initial lease term	to June 2027

Initial recognition of operating lease right-of-use assets	$131,472
Weighted-average remaining lease term (in years) at September 30, 2025	1.75
Weighted-average discount rate at September 30, 2025	3.33%

Operating lease liabilities-current as of September 30, 2025 and December 31, 2024 were $66,475 and $114,540, respectively. The operating lease right-of-use assets balance as of September 30, 2025 and December 31, 2024, were $110,163 and $111,409, respectively.

For the nine months ended September 30, 2025 and 2024, the amortization of the operating lease right-of-use asset was $141,320 and $157,520, respectively. These amounts were recorded in general and administrative expenses. Additionally, for the nine months ended September 30, 2025 and 2024, the Company made lease payments of $139,950 and $153,270, respectively, which were included in the operating cash flows statements.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The future minimum lease payment schedule for all operating leases as of September 30, 2025, is as disclosed below.

For the Nine Months Ending September 30,	Amount

2025	$16,920
2026	67,680
2027	33,840
2028 and thereafter	-
Total minimum lease payments	118,440
Less: effect of discounting	(3,539)
Present value of the future minimum lease payment	114,901
Less: operating lease liabilities-current	(66,475)
Total operating lease liabilities-non-current	$48,426

NOTE 10 - Related Party Balances and Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. Stockholder loans and advances are payable on demand. As of September 30, 2025 and December 31, 2024, the Company had $2,660,418 and $4,192,995, respectively, due to related parties (Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company; and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company). The loan is memorialized in a Loan Agreement dated October 15, 2021. The annual interest rate was 2% and the initial repayment date was December 31, 2022.

On December 28, 2022, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan for another two years, with a revised maturity date of December 31, 2024. On December 31, 2024, the Company, Mr. Lai and Ms. Yu agreed to extend the term of the loan for another one year, with a revised maturity date of December 31, 2025. The annual interest rate is 5.5%.

For the nine months ended September 30, 2025 and 2024, the Company made repayments to related parties of $1,532,577 and $-0-, respectively. The amount repaid in 2025 consisted of $839,000 in principal and $693,577 in bonus.

NOTE 11 – Disaggregation of Revenue

Revenue was comprised of the following for the three and nine months ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue-U.S.	$34,767,651	$32,206,558	$89,678,709	$86,951,803
Revenue-International	1,396,626	1,120,996	3,486,895	2,879,970
Revenue-Other	189,848	195,864	529,470	525,123

Sales returns	(2,673,570)	(2,042,994)	(6,639,583)	(5,418,917)
Discounts	(255,852)	(404,926)	(690,592)	(1,110,652)
Total	$33,424,703	$31,075,498	$86,364,899	$83,827,327

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Income Tax

Effective Tax Rate Reconciliation for the Nine Months Ended September 30, 2025
Description	Pre-tax Income	Effective Tax Rate	Tax Effect
Pre-tax book income	$3,232,548	21.00%	$678,835
Permanent differences	58,976	0.38%	12,385
Prior year federal permanent true-up	117,653	0.76%	24,707
State income tax	152,747	4.44%	143,597
Other deferred adjustment	-	0.34%	10,915
Total tax expenses		26.93%	$870,439

Effective Tax Rate Reconciliation for the Nine Months Ended September 30, 2024
Description	Pre-tax Income	Effective Tax Rate	Tax Effect
Pre-tax book income	$3,120,248	21.00%	$655,252
Permanent differences	62,388	0.42%	13,102
State income tax	198,768	8.54%	266,516
Other deferred adjustment	-	0.02%	767
Total tax expense		29.99%	$935,637

Tax Expense Summary, for the Nine Months Ended September 30, 2025	Current Income Tax Expense	Deferred Income Tax Expense	Total Income Tax Expense
Federal	$131,770	$585,922	$717,692
State	43,571	109,176	152,747
Total tax expense	$175,341	695,098	$870,439

Tax Expense Summary, for the Nine Months Ended September 30, 2024	Current Income Tax Expense	Deferred Income Tax Expense	Total Income Tax Expense
Federal	$-	$627,380	$627,380
State	198,768	109,489	308,257
Total tax expense	$198,768	$736,869	$935,637

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 2025 and December 31, 2024 were as follows:

Deferred Tax Assets Summary	September 30, 2025	December 31, 2024
Federal	$322,768	$908,691
State	42,237	151,413
Foreign (non-U.S.)	18,731	-
Total	$383,736	$1,060,104

Deferred Tax Assets Summary	September 30, 2025	December 31, 2024
Operating lease right of use lease assets	$1,190	$787
Inventories allowance	125,536	140,743
Net loss carryforward	257,010	918,574
Total	$383,736	$1,060,104

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on management’s evaluation, there is no provision necessary for material uncertain tax position for the Company at September 30, 2025 and December 31, 2024.

As of September 30, 2025, the Company recognized deferred tax assets of $18,731 primarily related to deductible temporary differences at its foreign subsidiaries. These deferred tax assets are not related to U.S. federal or state tax jurisdictions and are subject to local jurisdictional rules for realization. The Company continues to evaluate the realizability of these deferred tax assets based on the projected taxable income of the respective foreign operations.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Stockholders’ Equity

Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares issued and outstanding as of September 30, 2025 and December 31, 2024. The holders of the preferred stock are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of September 30, 2025 and December 31, 2024, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized. As of September 30, 2025 and December 31, 2024, there were 35,171,565 and 35,143,460 shares of common stock issued and outstanding, respectively.

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

NOTE 14 - Commitments and Contingencies

As of September 30, 2025 and December 31, 2024, the Company had no material or significant commitments outstanding.

From time to time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of September 30, 2025 and December 31, 2024, the Company had no pending legal proceedings. No amounts have been accrued in the unaudited consolidated financial statements with respect to any such matters.

NOTE 15 - Subsequent Events

On October 3, 2025, the Company issued 951 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $3.1530 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

On November 19, 2025, the line of credit with Taishin International Bank was subsequently extended for an additional 180 days. As of September 30, 2025 the outstanding balance under the Taishin line of credit was $658,003 and the line of credit bears interest at a rate of 3.33% per annum. On August 18, 2022, Flywheel originally entered into the credit agreement with Taishin International Bank for $6,940,063. The line of credit initially matured on August 30, 2023.

The Company has evaluated subsequent events from the balance sheet date through November 12, 2025, the date at which the unaudited consolidated financial statements were available to be issued, and determined that, apart from the events mentioned above, there were no other subsequent events to disclose.

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

Overview

Our Business

We are an online retailer engaged in e-commerce retailing in the U.S. market. We have operated as a third-party seller on www.amazon.com (“Amazon”) since 2013, and on www.walmart.com (“Walmart”) since 2020. We have also sold merchandise on our website at www.hourloop.com since 2013. To date, we have generated practically all of our revenue as a third-party seller on Amazon and only a negligible amount of revenue from our operations on our website at www.hourloop.com and as a third-party seller on Walmart. We manage more than 100,000 stock-keeping units (“SKUs”). Product categories include home/garden décor, toys, kitchenware, apparel, and electronics. Our primary strategy is to bring most of our vendors’ product selections to the customers. We have advanced software that assists us in identifying product gaps so we can keep such products in stock year-round including the entirety of the fourth quarter (holiday season) of the calendar year. In upcoming years, we plan to expand our business rapidly by increasing the number of business managers, vendors and SKUs.

Business Model

There are three main types of business models on Amazon: wholesale, private label and retail arbitrage. Our business model is wholesale, also known as reselling, which refers to buying products in bulk directly from the brand or manufacturer at a wholesale price and making a profit by selling the product on Amazon. We sell merchandise on Amazon and the sales are fulfilled by Amazon. We pay Amazon fees for allowing us to sell on their platform. Our relationship with Walmart is also similar. We pay Walmart fees for allowing us to sell our merchandise on their platform. As stated above, to date, we have generated only a negligible amount of revenues as a third-party seller on Walmart.

The advantages of selling via a wholesale model include the following:

●	Purchase lower unit quantities with wholesale orders than private label products.
●	Selling wholesale is less time intensive and easier to scale than sourcing products via retail arbitrage.
●	More brands will want to work with us because we can provide broader Amazon presence.

The challenges of selling via a wholesale model include the following:

●	Fierce competition on listing for Buy Box on Amazon (as described below).
●	Developing and maintaining relationships with brand manufacturers.

Market Description/Opportunities

Total U.S. retail sales increased 2.5% to $7.42 trillion in 2024, from $7.24 trillion in 2023. Consumers spent $1,192.29 billion online with U.S. merchants in 2024, which represents approximately 16.07% of total U.S. retail sales for the year, compared to 15.45% in 2023.

Amazon accounted for approximately 40% of all e-commerce in the United States, which makes Amazon the biggest ecommerce giant currently in the market.

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

With respect to our advertising strategy, we advertise those products that we estimate will have greater demand based on our experience. This lets us allocate our advertising budget in a fashion that delivers positive value. We advertise our products on Amazon and allocate our advertising dollars prudently. This is accomplished by advertising items that deliver the most return for our advertising spending. We monitor the items being advertised by our competitors. On the operations side, we constantly refine our processes based on learnings from historical data. The combination of managing the business operations effectively, along with allocating our advertising budget to high value items, allows us to grow profitably. In cases where advertising is fierce, we allocate spending appropriately. Our strategy for competing with larger competitors is to monitor their pricing and not compete with them when their pricing is low or at a loss. Competitors sell at low prices or at a loss due to a variety of reasons, including, but not limited to, their desire to liquidate inventory or achieve a short-term increase in revenue. During these times, we avoid matching their prices. This strategy allows us to stay profitable.

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

Due to recent policy changes affecting exports from China—specifically, tighter customs regulations that have significantly increased clearance costs, combined with ongoing uncertainty over U.S. import tariffs—Hour Loop has decided to modify the Incoterms for all shipments originating from China.

Although this adjustment is expected to result in higher overall costs, it ensures continuity and stability across our supply chain.

At present, all import and export operations remain active, and the Company will continue to make flexible adjustments once further updates on U.S.–China tariff policies become available.

Our Financial Position

For the three months ended September 30, 2025 and 2024, we generated net revenues of $33,424,703 and $31,075,498, respectively, and reported net income of $530,591 and $469,647, respectively.

For the nine months ended September 30, 2025 and 2024, we generated net revenues of $86,364,899 and $83,827,327, respectively, and reported net income of $2,362,109 and $2,184,611, and cash flow used in operating activities of $425,000 and $1,231,885, respectively.

As noted in our unaudited consolidated financial statements, as of September 30, 2025, we had retained earnings of $1,766,934.

Results of Operations

The following table shows comparisons of our unaudited income statements for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statement of Operations Data
Total revenues	$33,424,703	$31,075,498	$86,364,899	$83,827,327
Total cost of goods sold	(16,249,395)	(14,036,187)	(39,546,941)	(36,710,400)
Gross profit	17,175,308	17,039,311	46,817,958	47,116,927
Total operating expenses	16,433,302	16,317,468	43,534,236	43,919,716
Income from operations	742,006	721,843	3,283,722	3,197,211
Total other non-operating expense	(28,075)	(34,445)	(51,174)	(76,963)
Income tax expense	(183,340)	(217,751)	(870,439)	(935,637)
Net income	530,591	469,647	2,362,109	2,184,611
Other comprehensive income (loss)	(38,581)	15,966	102,822	(8,625)
Total comprehensive income	$492,010	$485,613	$2,464,931	$2,175,986

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

Revenues

The Company generated $33,424,703 in revenues in the three months ended September 30, 2025, as compared to $31,075,498 in revenues in the same period in 2024. This represents an increase in revenues of $2,349,205, or 7.56%. Our total orders in the three months ended September 30, 2025 were approximately 1,656,681, as compared to 1,472,515 orders in the three months ended September 30, 2024, representing an increase of 12.51%. We attribute both increases to the Company’s strategic focus on converting inventory into sales. During the three months ended September 30, 2025, sales growth was primarily driven by inventory procured three to six months earlier. We intentionally raised inventory levels to avoid stockouts and to mitigate potential cost and price impacts associated with tariff concerns. Supported by improvements in both metrics, this strategy resulted in higher profitability compared to the three months ended September 30, 2024.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2025 totaled $16,249,395, as compared to $14,036,187 for the three months ended September 30, 2024. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods.

Operating Expenses

Operating expenses for the three months ended September 30, 2025 totaled $16,433,302, representing a $115,834, or 0.71%, increase from the $16,317,468 of operating expenses for the three months ended September 30, 2024. This change was caused by an increase in operating efficiency.

Other Expenses, Net

Other expenses, net, for the three months ended September 30, 2025 was $28,075, compared to other expenses, net, of $34,445 for the three months ended September 30, 2024.

Total Comprehensive Income

Total comprehensive income for the three months ended September 30, 2025 was $492,010, as compared with $485,613 for the three months ended September 30, 2024. The increase in total comprehensive income was attributed to a the reasons mentioned above.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Revenues

The Company generated $86,364,899 in revenues in the nine months ended September 30, 2025, as compared to $83,827,327 in revenues in the same period in 2024. This represents an increase in revenues of $2,537,572, or 3.03%. We attribute this increase to our continued growth and maturity in our operating model, despite an overall e-commerce traffic slowdown and intense competition. Our total orders in the nine months ended September 30, 2025 were approximately 4,140,448, as compared to 3,864,609 orders in the nine months ended September 30, 2024, representing an increase of 7.14%. This increase in orders played a pivotal role in driving the overall revenue growth. The increase in orders demonstrates a rising demand for our products, leading to a corresponding increase in revenue generated from these sales. As a result, the increase in orders has directly contributed to the overall growth in the Company’s revenues during the period. The 7.14% increase in orders reflects strong customer demand, but our pricing strategy, including competitive pricing pressure and discounts offered during the period, resulted in lower prices for products sold. As a consequence, even with the significant order volume increase, the revenue growth did not match this proportion.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2025 totaled $39,546,941, as compared to $36,710,400 for the nine months ended September 30, 2024. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods.

Operating Expenses

Operating expenses for the nine months ended September 30, 2025 totaled $43,534,236, representing a $385,480, or 0.88%, decrease from the $43,919,716 of operating expenses for the nine months ended September 30, 2024. This change was caused by an increase in operating efficiency.

Other Expenses, Net

Other expenses, net, for the nine months ended September 30, 2025 was $51,174, compared to other expense, net, of $76,963 for the nine months ended September 30, 2024. The decrease in other expenses represents the repayment of part of the loans from stockholders for the nine months ended September 30, 2025, which led to a reduction in interest expenses.

Total Comprehensive Income

Total comprehensive income for the nine months ended September 30, 2025 was $2,464,931, as compared with $2,175,986 for the nine months ended September 30, 2024. The increase in total comprehensive income was attributed to reasons mentioned above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $796,307 and $1,194,239 as of September 30, 2025 and 2024, respectively.

Our primary uses of cash have been for inventory, payments to Amazon related to sales and shipping of products, for services provided, payments for marketing and advertising, and salaries paid to our employees. We have received funds from the sales of products that we sell online. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance the rapid growth in our current business;

●	An increase in fees paid to Amazon and other partners as our sales grows;

●	The cost of being a public company;

●	Marketing and advertising expenses for attracting new customers; and

●	Capital requirements for the development of additional infrastructure.

●	Increased costs and inventory carrying requirements associated with import tariffs and global trade policy uncertainty.

We generate liquidity from revenues generated by our ongoing business, and from debt and equity issuances to fund our operations.

The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
Statement of Cash Flows
Net cash (used in) provided by operating activities	$(425,000)	$(1,231,885)
Net cash used in investing activities	$(48,963)	$(35,031)
Net cash used in financing activities	$(839,000)	$-
Effect of changes in foreign currency rates	$(10,311)	$(22,998)
Net (decrease) increase in cash	$(1,323,274)	$(1,289,914)
Cash - beginning of the period	$2,119,581	$2,484,153
Cash - end of the period	$796,307	$1,194,239

Net Cash Used in Operating Activities

For the nine months ended September 30, 2025, cash used in operating activities amounted to $425,000, as compared to $1,231,885 of cash provided by operating activities for the nine months ended September 30, 2024. The decrease in cash used in operating activities was driven by our strategic policy to front-load our inventory since the second quarter of 2025.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2025, $48,963 in cash was used in investing activities, compared to $35,031 in cash used in investing activities for the nine months ended September 30, 2024. The increase primarily reflects higher purchases of property and equipment for the nine months ended September 30, 2025.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2025, cash used in financing activities amounted to $839,000, as compared to cash provided by financing activities of $-0- for the nine months ended September 30, 2024. The increase in cash outflows was primarily due to repayments made to related parties for the nine months ended September 30, 2025.

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

Taishin International Bank

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank. The line of credit initially matured on August 30, 2023, but was subsequently extended to November 19, 2025. The line of credit bears interest at a rate of 3.33% per annum.

As of September 30, 2025 and December 31, 2024, the outstanding balance under the Taishin line of credit was $658,003 and $610,967, respectively.

Affiliated Loans

From time to time, we receive loans and advances from our stockholders to fund our operations. As of September 30, 2025, we had a total of $2,660,418 due to related parties.

July 2021 Loan

On July 27, 2021, we entered into a loan agreement with Mr. Lai and Ms. Yu for a principal amount of $4,170,418. The loan is subordinated. The original annual interest rate was 2% and the original repayment date was December 31, 2022. As subsequently amended, the loan agreement provides for an annual interest rate of 5.5%, with a maturity date of December 31, 2025.

Leases

We have one operating lease (via Flywheel, with its one office lease in Taiwan). The lease term is June 10, 2025 to July 9, 2027.

For the Nine Months Ending September 30,	Amount

2025	$16,920
2026	67,680
2027	33,840
2028 and thereafter	-
Total minimum lease payments	118,440
Less: effect of discounting	(3,539)
Present value of the future minimum lease payment	114,901
Less: operating lease liabilities-current	(66,475)
Total operating lease liabilities-non-current	$48,426

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

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost, less allowance for credit loss. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. Credit losses are provided based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than seven days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of September 30, 2025 and December 31, 2024, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of September 30, 2025 and December 31, 2024, $499,752 and $560,293, respectively, were written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is three years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three and nine months ended September 30, 2025 and 2024.

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

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three and nine months ended September 30, 2025 and 2024 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 7.09% and 6.00% of gross sales for the nine months ended September 30, 2025 and 2024, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $19,232,988 and $18,749,793 for the nine months ended September 30, 2025 and 2024, respectively, recorded as selling and marketing expenses.

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the three and nine months ended September 30, 2025 and 2024, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of September 30, 2025 and December 31, 2024, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of September 30, 2025 and December 31, 2024, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers.   Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes less than seven days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the nine months ended September 30, 2025 and 2024, approximately 99% and 99%, respectively, of the Company’s revenue was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – Our policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $3,190,480 and $3,096,997 for the nine months ended September 30, 2025 and 2024, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the three and nine months ended September 30, 2025 and 2024. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective   as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 3, 2025, the Company issued 951 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $3.1530 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

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

HOUR LOOP, INC.

Dated: November 12, 2025	By:	/s/ Sam Lai
Sam Lai
Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

