Form 10-K
period 2025-12-31
Hour Loop, Inc
filed 2026-03-24
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $1.43 per share of common stock as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,501,309.

As of March 24, 2026, there were 35,183,890 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

ii

PART I

ITEM 1. BUSINESS

This Business section, along with other sections of this annual report on Form 10-K, includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data and we do not make any representation as to the accuracy of the information. Unless the context otherwise requires, “Hour Loop,” “we,” “us,” “our,” or the “Company” refers to Hour Loop, Inc., together with Flywheel Consulting Limited, its wholly owned subsidiary (“Flywheel”).

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

Formation

We were founded in 2013 by Sam Lai, our Chairman of the Board, Chief Executive Officer, interim Chief Financial Officer and significant stockholder, and Maggie Yu, our Senior Vice President, a member of our Board of Directors and a significant stockholder. Mr. Lai and Ms. Yu are husband and wife. With their vision, leadership, and software development skills, the Company grew rapidly. From 2013 to 2025, net sales grew from $0 to $142,440,236.

We were originally incorporated under the laws of the State of Washington on January 13, 2015. In 2019, we formed Flywheel, a wholly owned subsidiary, to provide business operating consulting services exclusively to Hour Loop. On April 7, 2021, Hour Loop converted from a Washington corporation to a Delaware corporation.

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

Throughout 2025, the Company navigated a volatile trade environment characterized by expansive tariffs on China-origin goods. To mitigate these impacts, we successfully front-loaded approximately 3-6 months of sales-related inventory and adjusted our international commercial terms (“Incoterms”) to ensure supply chain stability. Although the Incoterms adjustment resulted in higher overall costs, it ensured continuity and stability across our supply chain.

In parallel, the Company initially suspended all containerized exports for shipments originating from China when the new tariff policy was originally enacted, as we were unwilling to incur significantly higher import costs. Following the implementation of a 90-day tariff relief window under a temporary U.S.-China trade agreement, we promptly resumed exports and front-loaded the remainder of our 2025 sales-related inventory within that window. This approach allowed us to avoid elevated duties, while reducing exposure to future trade uncertainties in a still-fluid regulatory environment.

To offset increased input costs and reduce the risk of stockouts, we implemented measured price increases on select finished goods inventory. These actions were designed to support margin stability and ensure product availability in a highly dynamic trade environment.

These proactive measures successfully enabled the Company to secure adequate inventory to meet its 2025 sales projection. However, the regulatory landscape shifted fundamentally in the first quarter of 2026. On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs, effectively invalidating the 2025 reciprocal tariff regime. While the Company is evaluating the potential for retroactive refunds of duties paid in 2025, the U.S. administration immediately transitioned to a new tariff framework.

Effective February 24, 2026, U.S. President Donald Trump invoked Section 122 of the Trade Act of 1974, as amended (the “Trade Act”), imposing a temporary 10% global import surcharge on most goods entering the United States for an initial period of 150 days. Additionally, the administration continued the suspension of the “de minimis” exemption for low-value shipments ($800 or less), which now requires formal entry and payment of duties on all parcels, including those from China.

Further, on March 11, 2026, the Office of the U.S. Trade Representative (the “USTR”) self-initiated new Section 301 investigations into manufacturing overcapacity and forced labor across 16 economies, including China. These investigations could result in significant, non-timebound tariffs that may replace or exceed the current 10% surcharge.

While our proactive 2025 inventory positioning provided a temporary buffer, these 2026 developments—specifically the Section 122 surcharge and the increased compliance costs associated with the loss of de minimis treatment—are expected to increase our landed costs. We continue to monitor these fluid trade policy developments and may implement further price adjustments or supply chain diversifications to maintain margin stability.

Historical Performance

Our year end net revenues and net income (loss) from 2013 through 2025 is presented in the table below:

Year	Net Revenue	Year-over- Year % Increase	Net Income (Loss)	Net Income (Loss) %	Year-over -Year % Increase (Decrease)
2013	$26,135	-	$4,682	18%	-
2014	$1,102,237	4117%	$150,300	14%	3110%
2015	$2,567,267	133%	$228,009	9%	52%
2016	$7,337,012	186%	$77,752	1%	NA
2017	$17,487,124	138%	$(122,176)	(1)%	(257)%
2018	$24,402,144	40%	$657,821	3%	NA
2019	$26,564,693	9%	$(423,073)	(2)%	(165)%
2020	$38,655,264	46%	$3,820,698	10%	NA
2021	$62,792,981	62%	$4,783,773	8%	25%
2022	$95,930,091	53%	$(1,477,623)	(2)%	(131)%
2023	$132,124,202	38%	$(2,429,694)	(2)%	64%
2024	$138,252,861	5%	$657,447	0%	NA
2025	$142,440,236	3%	$1,704,849	1%	159%

In 2025 and 2024, approximately 98% and 99%, respectively, of our revenue was through or with the Amazon sales platform. As noted in our consolidated financial statements, as of December 31, 2025, we had retained earnings of $1,109,674.

Pricing Strategy and Policies

In an ideal world, we would like to price our products at key stone pricing or double wholesale cost. However, we operate in a hyper competitive environment and we must stay competitive. Therefore, we must draw a good balance between gross margin and revenue. Our main objectives focus on increasing volume and maximizing profits, which is achieved with a customized auto pricing system we developed internally, in combination with well-trained business managers’ judgment on pricing skills, as well as constant monitoring. One principal feature of the pricing system is that it automatically syncs public data of competing offers from Amazon regularly, so business managers can make price settings and adjustments based on accurate data, and thus be able to set optimal selling prices for products. In addition, the system is constantly improved with new features and optimizations.

At a high level, our automated pricing tool helps us stay competitive while our business managers mainly focus on increasing gross margins. Our proprietary repricing tool analyzes sales trends, projected sales, inventory age, inventory cost, potential profits, Fulfillment by Amazon (“FBA”) fees, competing offers, and seasonality and determines an urgency level, then depending on the level of urgency, it automatically adjusts prices accordingly.

Business managers, after establishing the bases for prices, begin to develop pricing strategies for each product, while taking current market conditions and Company goals (e.g., increasing short-term or long-term profits) and strategies into consideration. Furthermore, business managers consider different marketing segments, such as costs and competition, in order to develop effective pricing strategies and policies.

The following subsections provide more insight into various pricing strategies we have developed over the years. Our internal training mainly focuses on competition-based pricing policy and value-based pricing policy.

1.	Competition-Based Pricing Policy: 15% of our products are toys, which are extremely popular and competitive. In this type of environment, where volume is high but gross margin is low, our main strategy is to purchase large quantities, so we can increase sales volume and price competitively while maintaining an average return on investment (“ROI”) of at least 15%. We are using the competition-based pricing policy to match competitors’ prices, which means constantly winning Buy Box (as described below). Our pricing system is capable of automatically matching all Buy Box.

2.	Promotional Pricing Policy: To boost lagging sales, we adapted our own promotional pricing policy, which involves offering modest discounts on products with inventory age over 45 days, which proves to be cost-effective at reducing the number of low turn-over SKUs.

3.	Value-Based Pricing Policy: We incorporate a value-based pricing strategy when inventories are constrained, which can happen when customer demand suddenly spikes due to external factors, supply shortage, or seasonal spikes. We set prices to reflect the value perceived by customers, especially on products under gift categories when consumer demands are higher. Contrary to a typical seller, we opt to maintain high gross margin instead of marking down prices and running special deals during the high-demand season during Q4. Therefore, business managers can achieve increases in both sales and high average ROI of 40%.

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

Overview of Market & Competition

According to Marketplace Pulse (based on U.S. Census Bureau data), total U.S. retail sales increased 3.5% to approximately $7.68 trillion in 2025, from $7.42 trillion in 2024. Consumers spent $1,233.7 billion online with U.S. merchants in 2025, which represents approximately 16.4% of total U.S. retail sales for the year, compared to 16.07% in 2024.

Amazon is estimated to account for approximately 40.4% of all U.S. e-commerce sales, according to third-party industry analyses, making it the largest e-commerce retailer currently in the market.

In 2025, total U.S. e-commerce sales reached $1,233.7 billion, representing a 3.4% year-over-year increase from $1,192.6 billion  in 2024. This is less than the U.S. e-commerce growth rate of 2024, during which total sales increased by 6.6% year-over-year from 2023. Despite the slowdown, total U.S. e-commerce sales in 2025 still marked the highest on record. This is an impressive increase from 2011, when online sales in the U.S. totaled $199.3 billion. A year later, it breached the $200 billion mark for the very first time. From 2011 to 2025, annual U.S. e-commerce sales multiplied by approximately 7.6 times.

Target Market Size

Total Addressable Market

As an e-commerce company retailing in the U.S. market, our total addressable market covers all U.S. residents with Internet access, which segmentally includes repeat customers and new customers to online shopping every year.

Growth of E-commerce vs. Total Retail Sales

According to U.S. Department of Commerce (U.S. Census Bureau) data, e-commerce’s share of total U.S. retail sales has steadily increased over time, peaking at 16.4% in the second quarter of 2020. By the fourth quarter of 2024, it accounted for 16.4% in total retail sales, and this share remained essentially unchanged into 2025 based on the most recent quarterly data. Total U.S. retail sales increased 3.5% to approximately $7.68 trillion in 2025, from $7.42 trillion in 2024. Consumers spent $1,233.7 billion online with U.S. merchants in 2025, which represents approximately 16.4% of total U.S. retail sales for the year, compared to 16.07% in 2024.

Amazon is estimated to account for approximately 40.4% of all U.S. e-commerce sales, according to third-party industry analyses, making it the largest e-commerce retailer currently in the market.

Growth of Amazon Prime Members

Amazon has over 180 million Prime members in the U.S., and we were seeing continuous year over year growth over the past years.

Operational Advantages

As of March 18, 2026, Hour Loop was recognized as number 25 in Marketplace Pulse’s Top Amazon Marketplace Sellers list based on positive reviews received in the last 30 days among U.S. Amazon sellers, highlighting its continued growth, industry leadership, and outstanding sales performance.

Automation

We developed proprietary software that is tailor-made to all our operational needs. This includes managing order review process, shipment management, inventory management, accounting, and complete end-to-end third-party integrations. This allows us to scale, reduce cost, and improve quality.

Profitability Management

We have experienced operations managers tracking team performances with key performance indicators. We have departments specializing in logistic costs, advertising, marketing, and product management. We hold monthly process reviews to identify early red flags and look for areas to optimize. Each quarter, we set increasingly difficult bars with the goals of growing gross margin and further reducing expenses.

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

Task Generalization

By generalizing each task with a standard process, we are able to shift assignments at regular intervals in order to find the most suitable employee for each specific task. Moreover, business managers are also able to rotate the vendors they manage easily. This allows our organization to effectively and consistently manage a vendor when a key employee who previously managed such vendor is no longer with the company. In addition, the task generalization allows us to hire remote teams to further reduce labor costs.

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

Reduced Labor Costs

We leverage third-party logistic companies to prepare and forward our shipments to Amazon, which reduces our logistic operation labor costs. In addition, we work with a labor outsourcing partner in the Philippines that supplies virtual assistants to support data entry and other routine, repetitive operational tasks in a highly cost-effective manner.

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

Apart from the weaknesses of business relationships, we believe Amazon also has disadvantages in niche marketplaces, where product offerings are narrower and more personalized. As a third-party seller, we cooperate with vendors in developing custom projects that bring product differentiation and scarcity effect. However, we believe Amazon only concentrates on the masses, which gives them the deficiency of having products that are targeted in certain market segments.

Potential Substitute Products Posing Credible Threat to Company Products

We do not believe there are any potential substitute products that would pose a credible threat to us, as we have developed wide product diversification.

Since we focus on reselling wholesale products, we have the resilience to find substitution of products or brands. We established product diversification by managing a wide range of SKUs and continually expanding our product categories. Our business strategy allows us to mitigate risk and generate significant profit by selling low volumes items diversified across a large variety of products.

In contrast, private label sellers manage a small number of SKUs that have large volumes in return with higher profit per unit. However, private labels have much higher risk when experiencing stagnant or declining sales as they would have lower capability to find sales replacements that are already established.

Strength of Barriers to Entry

Higher Capital, Lower Margin: Selling online is generally low margin, but it requires a high capital investment in order to purchase goods and run advertising.

Product Differentiation: Our proprietary software allows us to manage a large number of SKUs. This allows us to participate in profitable long-tail products in addition to well-known popular ones. The turnover rate for long-tail products is slow, so newcomers are not likely to enter. It also requires a sophisticated system to manage. Furthermore, vendor relationships do not happen overnight.

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

Growth Objectives

In 2025, we achieved solid profit growth supported by disciplined purchasing, inventory optimization, and multichannel expansion. Sales growth for the year was primarily driven by the continued expansion of our multi-channel business, including Walmart, eBay, Amazon Canada, and Amazon Mexico, which enabled us to capture demand and expand our customer reach. While year-end performance was tempered by tariff surcharges and weaker holiday demand, operational improvements across procurement, pricing, advertising, and shipping strengthened overall resilience.

Looking ahead to 2026, we face structural challenges, including higher inbound placement fees, tariff volatility, and the discontinuation of Amazon’s labeling service, which is expected to materially increase shipping and third party logistics (“3PL”) costs. These changes are reshaping our cost structure and testing the scalability of our operating model.

We are actively pursuing vendor partnerships and 3PL process enhancements to mitigate these impacts, while continuing to refine our operational framework. Despite the uncertainties, we remain cautiously confident that the optimizations implemented in 2025 will support stability and position us to capture upside as market conditions improve.

Taishin International Bank

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). As amended, the line of credit matures on May 18, 2026 and bears interest at a rate of 3.42% per annum.

As of December 31, 2025 and 2024, the outstanding balance under the Taishin line of credit was $637,348 and $610,967, respectively.

Affiliated Loans

From time to time, we receive loans and advances from our stockholders to fund our operations. As of December 31, 2025, we had a total of $3,810,418 due to related parties, which included $2,660,418 in stockholder payables and $1,150,000 accrued for bonuses. As of December 31, 2024, we had a total of $4,192,995 due to related parties, which included $3,499,418 in stockholder payables and $693,577 accrued for bonuses. While stockholder payables are generally non-interest bearing and payable on demand, we and our stockholders entered into loan agreements for loans with terms over one year.

July 2021 Loan

On July 27, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement with a principal amount of $4,170,418. The loan is subordinated. As amended, the loan matures on December 31, 2026 and has an annual interest rate of 4.75%.

Employees

As of December 31, 2025, our headcount stands at 159, signaling a modest increase compared to 2024. We have intentionally opted for a less aggressive approach in terms of headcount. Looking ahead, we anticipate a planned increase to approximately 165 in 2026 to support anticipated future revenue growth. Our strategic focus is to enhance overall competency without a proportional increase in headcount.

Executive Officers

Set forth below is certain information regarding our executive officers.

Name	Age	Position
Sam Lai	44	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer
Sau Kuen (Maggie) Yu	49	Senior Vice President and Director

Sam Lai. Mr. Lai has served as our Chief Executive Officer and been a member of our Board of Directors since June 2013 and our Chairman of Board since April 2021. He has served as our Interim Chief Financial Officer since March 29, 2022. He is a seasoned software engineer who has designed and built software and code from the ground up at Hour Loop, Inc., Amazon.com, Inc., UnifiedEdge, Inc., Kits, and Applied Research Labs for the past 18 years. From December 2009 through June 2017, Mr. Lai served as a Software Development Engineer for Amazon.com, Inc. From March 2009 through December 2009, he served as a Senior Java Developer at UnifiedEdge, Inc. From February 2007 through March 2009, Mr. Lai served as a Senior Java Developer at Kits. From September 2005 through February 2007, he served as a Software Development Engineer for Amazon.com, Inc. From March 2003 through January 2004, Mr. Lai served as a Research Engineer Scientist Assistant at Applied Research Labs. Mr. Lai graduated with a Bachelor Degree in Computer Science from University of Texas at Austin in 2003 and a Masters Degree in Computer Science from University of California, San Diego in 2004. Mr. Lai does not hold, and has not previously held, any directorships in any other reporting companies.

Sau Kuen (Maggie) Yu. Ms. Yu has served as our Senior Vice President and has been a member of our Board of Directors since June 2013. Ms. Yu graduated with a Bachelor Degree in Computer Science from University of California, San Diego in 2004. Ms. Yu does not hold, and has not previously held, any directorships in any other reporting companies.

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

Properties

Our corporate headquarters are located at 8201 164th Ave. NE, #200, Redmond, WA 98052-7615, where we rent a virtual office from an unaffiliated third party under a virtual office/meeting room agreement. This agreement provides for daily telephone answering, messaging and fax services, and paid access to conference rooms on an as-needed basis. The virtual office arrangement expires on August 31, 2026. Terms of the virtual office arrangement provide for a rent payment of $59 per month.

We also lease a warehouse located at Qiaojiao Road, No. 1, Qiaojiao Middle Road, Tangxia Town, Dongguan City, Guangdong, China, who handle our storage and warehousing from an unaffiliated third party. The terms of this service provide for a base payment that is charged based on our usage. Flywheel, our wholly owned subsidiary, had two office leases in Taiwan in 2025. The respective lease terms are June 10, 2025 to July 9, 2027, and December 1, 2025 to November 30, 2028 and the total contract amounts are $127,226, and $79,971 respectively. We believe that these facilities are adequate for our current and near-term future needs.

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

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We face intense competition;

●	Our business depends on our ability to build and maintain strong product listings on e-commerce platforms. We may not be able to maintain and enhance our product listings if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects;

●	Our business and results of operations could be materially and adversely affected by the new 10% global import surcharge and ongoing trade investigations;

●	The termination of de minimis treatment for low-value shipments has increased our compliance costs and may disrupt our fulfillment model;

●	We may be unable to recover duties paid under invalidated 2025 tariff regimes, and any recovery process may be costly and delayed;

●	We experience significant fluctuations in our operating results and growth rate;

●	We face risks related to successfully optimizing and operating our fulfillment and customer service operations;

●	The variability in our retail business places increased strain on our operations;

●	Continued increases in Amazon Marketplace fulfillment and storage fees could have an adverse impact on our profit margin and results of operations;

●	A change in one or more of our vendors’ policies or our relationship with those vendors could adversely affect our results of operations;

●	Our revenue is dependent upon maintaining our relationship with Amazon and failure to do so, or any restrictions on our ability to offer products on the Amazon Marketplace, could have an adverse impact on our business, financial condition and results of operations;

●	Loss of key personnel or the inability to attract, train and retain qualified employees could adversely affect our results of operations;

●	We may face difficulties in meeting our labor needs to effectively operate our business;

●	Our business could be adversely affected by increased labor costs, including costs related to an increase in minimum wage and health care;

●	Breach of data security could harm our business and standing with our customers;

●	Our hardware and software systems are vulnerable to damage, theft or intrusion that could harm our business;

●	Our inability or failure to protect our intellectual property rights, or any claimed infringement by us of third-party intellectual rights, could have a negative impact on our operating results;

●	Our business is influenced by general economic conditions;

●	Disruption of global capital and credit markets may have a material adverse effect on our liquidity and capital resources;

●	We are dependent upon access to capital for its liquidity needs;

●	We may complete a future significant strategic transaction that may not achieve intended results or could increase the number of our outstanding shares or amount of outstanding debt or result in a change of control;

●	Historically, we have experienced declines, and we may continue to experience fluctuation in our level of sales and results from operations;

●	Our ability to satisfy its liabilities and to continue as a going concern will continue to be dependent on the implementation of several items, the success of which is not certain;

●	Parties with whom we do business may be subject to insolvency risks or may otherwise become unable or unwilling to perform their obligations;

●	Failure to comply with legal and regulatory requirements could adversely affect our results of operations;

●	Litigation may adversely affect our business, financial condition and results of operations;

●	The effects of natural disasters, terrorism, acts of war, and public health issues may adversely affect our business;

●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business;

●	The loss of key senior management personnel or the failure to hire and retain highly skilled and other key personnel could negatively affect our business;

●	The ability of Sam Lai, our Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder, and Maggie Yu, our Senior Vice President, a member of our Board of Directors and a significant stockholder, who are husband and wife, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs;

●	Government regulation is evolving and unfavorable changes could harm our business;

●	We are subject to product liability claims when people or property are harmed by the products we sell;

●	We could face prior period sales tax and corporate tax liabilities, penalties and collection obligations;

●	There can be no assurance that we will be able to comply with continued listing standards of The Nasdaq Capital Market (“Nasdaq”);

●	High state income tax rates could impact our financials negatively; and

●	The market price of our common stock may be volatile, and you could lose all or part of your investment.

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

Maintaining and enhancing our product listings is critical in expanding and growing our business. However, a significant portion of our perceived performance to the customer depends on third parties outside of our control, including suppliers and third-party delivery agents as well as online retailers such as Amazon and Walmart. Because our agreements with our online retail partners are generally terminable at will, we may be unable to maintain these relationships, and our results of operations could fluctuate significantly from period to period. Because we rely on third parties to deliver our products, we are subject to shipping delays or disruptions caused by inclement weather, natural disasters, labor activism, health epidemics or bioterrorism. We may also experience shipping delays or disruptions due to other carrier-related issues relating to their own internal operational capabilities. Further, we rely on the business continuity plans of these third parties to operate during pandemics, and we have limited ability to influence their plans, prevent delays, and/or cost increases due to reduced availability and capacity and increased required safety measures.

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

Our business and results of operations could be materially and adversely affected by the new 10% global import surcharge and ongoing trade investigations.

Following the U.S. Supreme Court’s February 20, 2026 ruling that invalidated certain prior tariff regimes, the U.S. administration immediately implemented a new 10% ad valorem global import surcharge under Section 122 of the Trade Act, effective February 24, 2026. This surcharge applies to nearly all of our imported goods, including those from China. While this measure is currently scheduled to expire in July 2026, there is no guarantee it will not be extended by Congress or replaced by more aggressive measures.

Furthermore, on March 11, 2026, the USTR initiated new Section 301 investigations into manufacturing overcapacity and labor practices in certain sourcing regions, including China and Southeast Asia. While these investigations could lead to additional duties beyond the 150-day statutory limit of the Section 122 surcharge, we currently do not expect them to have a material impact on our margins or overall financial performance.

The termination of de minimis treatment for low-value shipments has increased our compliance costs and has no material impact in our fulfillment model.

In February 2026, the U.S. government reaffirmed and continued the permanent suspension of the “de minimis” exemption (Section 321) for all international shipments, regardless of value. Previously, shipments with a retail value of $800 or less entered the U.S. duty-free and with minimal formal entry requirements.

Under current 2026 regulations, all such shipments—including those sent via international postal networks—are now subject to:

●	Formal Entry Requirements: Mandating the use of licensed customs brokers and the filing of formal entry types in the Automated Commercial Environment (ACE).
●	Direct Duties: Payment of the 10% Trade Act Section 122 surcharge and any other applicable statutory duties.
●	New Processing Fees: Additional flat fees for postal items and increased carrier surcharges for duty handling.

These changes have no material impact on our per-unit landed costs for small-parcel fulfillment and administrative burdens.

We may be unable to recover duties paid under invalidated 2025 tariff regimes, and any recovery process may be costly and delayed.

Although the U.S. Supreme Court recently ruled that the IEEPA-based tariffs imposed in 2025 were unauthorized, the process for obtaining refunds of the duties we paid during that period remains highly uncertain. As of March 2026, U.S. Customs and Border Protection has indicated that refunds will only be available through a specific direct-deposit platform and may require individual importers to initiate formal protests or litigation. We cannot predict the timing or success of our refund claims. If we are unable to secure these refunds, or if the cost of the recovery process exceeds the potential benefit, our 2025 financial results will remain negatively impacted by these invalidated costs.

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

We utilize Amazon’s FBA platform to store our products at the Amazon fulfillment center and to pack and distribute these products to customers. If Amazon continues to increase its FBA fees, our profit margin could be adversely affected.

A change in one or more of our vendors’ policies or our relationship with those vendors could adversely affect our results of operations.

We are dependent on our vendors to supply merchandise in a timely and efficient manner. If a vendor fails to deliver on its commitments, whether due to financial difficulties or other reasons, we could experience merchandise shortages that could lead to lost sales.

Historically, we have not experienced difficulty in obtaining satisfactory sources of supply and management believes that we will continue to have access to adequate sources of supply. No individual vendor exceeded 15% of purchases in the year ended December 31, 2025.

Our revenue is dependent upon maintaining our relationship with Amazon and failure to do so, or any restrictions on our ability to offer products on the Amazon Marketplace, could have an adverse impact on our business, financial condition and results of operations.

To date, we have generated practically all of our revenue as a third-party seller on Amazon Marketplace. In 2025 and 2024, 98% and 99%, respectively, of our net revenue was through or with the Amazon sales platform. Therefore, we depend entirely on our relationship with Amazon for growth. In particular, we depend on our ability to offer products on the Amazon Marketplace. We also depend on Amazon for the timely delivery of products to customers. Any adverse change in our relationship with Amazon, including restrictions on the ability to offer products or termination of the relationship, could adversely affect our continued growth and financial condition and results of operations.

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

Loss of key personnel or the inability to attract, train and retain qualified employees could adversely affect our results of operations.

We believe that our future prospects depend, to a significant extent, on the services of our executive officers. Our future success will also depend on our ability to attract and retain qualified key personnel. The loss of the services of certain of our executive officers and other key management personnel could adversely affect our results of operations.

In addition to our executive officers, our business is dependent on our ability to attract, train and retain qualified team members. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, health care costs and changing demographics. If we are unable to attract and retain adequate numbers of qualified team members, our operations and support functions could suffer. Those factors, together with increased wage and benefit costs, could adversely affect our results of operations.

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

Our business is influenced by general economic conditions.

Our performance is subject to general economic conditions and their impact on levels of discretionary consumer spending. General economic conditions impacting discretionary consumer spending include, among others, wages and employment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence and other macroeconomic factors.

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

Disruption of global capital and credit markets may have a material adverse effect on our liquidity and capital resources.

Distress in the financial markets has in the past and can in the future result in extreme volatility in security prices, diminished liquidity and credit availability. There can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs.

We are dependent upon access to capital for its liquidity needs.

We must have sufficient sources of liquidity to fund our working capital requirements and indebtedness. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit rating, as well as our reputation with potential lenders. These factors could materially adversely affect our ability to fund our working capital requirements, costs of borrowing, and our financial position and results of operations would be adversely impacted.

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

Our ability to satisfy our liabilities and to continue as a going concern will continue to be dependent on the implementation of several items, the success of which is not certain.

Our primary source of liquidity is available cash and cash equivalents, which is limited. Therefore, our ability to meet our liabilities and to continue as a going concern is dependent on, among other things, improved profitability, the continued implementation of its business strategy, the availability of future funding, implementation of one or more corporate initiatives to reduce costs at the parent company level and other strategic alternatives, including selling all or part of our remaining business or assets.

There can be no assurance that we will be successful in further implementing our business strategy or that the strategy, including the completed initiatives, will be successful in sustaining acceptable levels of sales growth and profitability.

Parties with whom we do business may be subject to insolvency risks or may otherwise become unable or unwilling to perform their obligations to us.

We are a party to contracts, transactions and business relationships with various third parties, including partners, vendors, suppliers, service providers and lenders, pursuant to which such third parties have performance, payment and other obligations to us. In some cases, we depend upon such third parties to provide essential products, services or other benefits, including with respect to merchandise, advertising, software development and support, logistics, other agreements for goods and services in order to operate our business in the ordinary course, extensions of credit, credit card accounts and related receivables, and other vital matters. Economic, industry and market conditions could result in increased risks to the Company associated with the potential financial distress or insolvency of such third parties. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, our rights and benefits in relation to our contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to us, or otherwise impaired. We cannot make any assurances that it would be able to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as our existing contracts, transactions or business relationships, if at all. Any inability on our part to do so could negatively affect our cash flows, financial condition and results of operations.

Failure to comply with legal and regulatory requirements could adversely affect our results of operations.

Our business is subject to a wide array of laws and regulations. Significant legislative changes that impact our relationship with our workforce (none of which is represented by unions) could increase our expenses and adversely affect our operations. Examples of possible legislative changes impacting our relationship with our workforce include changes to an employer’s obligation to recognize collective bargaining units, the process by which collective bargaining units are negotiated or imposed, minimum wage requirements, health care mandates, and changes in overtime regulations.

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

Our certificate of incorporation contains a forum selection clause and Section 7.4 of our bylaws provides that “[u]nless the corporation consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state or federal court located in the county in which the principal office of the corporation in the State of Delaware is established, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. If any action is brought by any party against another party, relating to or arising out of [the] Bylaws, or the enforcement hereof, the prevailing party shall be entitled to recover from the other party reasonable attorneys’ fees, costs and expenses incurred in connection with the prosecution or defense of such action, provided that the provisions of this sentence shall not apply with respect to “internal corporate claims” as defined in Section 115 of the DGCL or in connection with any other claim that a stockholder, acting in its capacity as a stockholder or in the right of the Corporation, has brought in an action, suit or proceeding…. Notwithstanding the foregoing, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Exchange of 1934, as amended, the Securities Act of 1933, as amended, or any claim for which the federal courts have exclusive or concurrent jurisdiction. Unless the Corporation consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, including, in each case, any and all claims brought either directly or derivatively.” Therefore, the exclusive forum provision in our certificate of incorporation and our bylaws will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

By purchasing our common stock, you are bound by the fee-shifting provision contained in our bylaws, which may discourage you from pursuing actions against us and could discourage stockholder lawsuits that might otherwise benefit us and our stockholders.

Section 7.4 of our bylaws provides that “[i]f any action is brought by any party against another party, relating to or arising out of these Bylaws, or the enforcement hereof, the prevailing party shall be entitled to recover from the other party reasonable attorneys’ fees, costs and expenses incurred in connection with the prosecution or defense of such action, provided that the provisions of this sentence shall not apply with respect to “internal corporate claims” as defined in Section 115 of the DGCL or in connection with any other claim that a stockholder, acting in its capacity as a stockholder or in the right of the Corporation, has brought in an action, suit or proceeding.”

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

Our business, results of operations, and financial condition may be materially adversely impacted if a public health outbreak, interferes with our ability, or the ability of our employees, contractors, suppliers, and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business.

The COVID-19 pandemic adversely affected financial markets worldwide, and any pandemics in the future that had the reach similar to COVID-19, may result in an economic downturn that could impact our business, financial condition and results of operations. As a result, our ability to fund through public or private equity offerings, debt financings, and through other means at acceptable terms, if at all, may be disrupted, in the event our financing needs for the foreseeable future are not able to be met by our balances of cash, cash equivalents and cash generated from operations.

In addition, the COVID-19 pandemic and various governmental responses in the United States adversely affected our business operations. Any future pandemics may also adversely affect our business operations, including our ability to carry on business development activities, restrictions in business-related travel, delays or disruptions in our on-going projects, and unavailability of the employees of the Company or third parties with whom we conduct business, due to illness or quarantines, among others. Our business was previously negatively impacted by disruptions in our supply chain, which limited our ability to source merchandise, and limits on products fulfillment placed by Amazon. For example, we may be unable to launch new products, replenish inventory for existing products, ship into or receive inventory in our third-party warehouses in each case on a timely basis or at all. The extent to which future pandemics could impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, and will depend on many factors, including the duration of the outbreak, the effect of travel restrictions and social distancing efforts in the United States and other countries, the scope and length of business closures or business disruptions, and the actions taken by governments to contain and treat the disease. As such, we cannot presently predict the scope and extent of any potential business shutdowns or disruptions. Possible effects may include, but are not limited to, disruption to our customers and revenue, absenteeism in our labor workforce, unavailability of products and supplies used in our operations, shutdowns that may be mandated or requested by governmental authorities, and a decline in the value of our assets, including various long-lived assets.

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

As of March 24, 2026, Sam Lai, our Chairman of the Board, Chief Executive Officer, and Interim Chief Financial Officer, and a significant stockholder, and Maggie Yu, our Senior Vice President, member of the Board, and a significant stockholder, who are husband and wife, together beneficially owned an aggregate of 33,394,442 shares of our common stock, which represents approximately 94.8% of the voting power of our outstanding common stock.  Because of this voting control through the shares of the common stock they beneficially own, they are able to significantly influence membership of our Board of Directors, as well as all other matters requiring stockholder approval. The interests of our Chief Executive Officer and Senior Vice President may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders will have no way of overriding decisions made by our Chief Executive Officer and our Senior Vice President.

As a controlled company, we are not subject to all of Nasdaq’s corporate governance rules.

The “controlled company” exception to the Nasdaq rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of the Nasdaq corporate governance rules. As of March 24, 2026, Mr. Lai, our Chairman of the Board, Chief Executive Officer, Interim Chief Financial Officer, and a significant stockholder, and Ms. Yu, our Senior Vice President, a member of the Board, and a significant stockholder, who are husband and wife, together beneficially owned an aggregate of 33,394,442 shares of our common stock, which represents approximately 94.8% of the voting power of our outstanding common stock.  We are a “controlled company” within the meaning of Nasdaq’s corporate governance rules. Controlled companies are exempt from Nasdaq’s corporate governance rules requiring that listed companies have (i) a majority of the board of directors consist of “independent” directors under the Nasdaq listing standards, (ii) a nominating/corporate governance committee composed entirely of independent directors and a written nominating/corporate governance committee charter meeting Nasdaq’s requirements, and (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the Nasdaq requirements. We currently utilize and presently intend to continue to utilize these exemptions. As a result, we may not have a majority of independent directors, our nomination and corporate governance committee and compensation committee may not consist entirely of independent directors and such committees may not be subject to annual performance evaluations. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. See “Management—Board Committees and Director Independence—Controlled Company and Director Independence”.

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

Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

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

ITEM 2. PROPERTIES

Our corporate headquarters is located at 8201 164th Ave. NE, #200, Redmond, Washington 98052-7615, where we rent a virtual office from an unaffiliated third party under a virtual office/meeting room agreement. This agreement provides for daily telephone answering, messaging and fax services, and paid access to conference rooms on an as-needed basis. The virtual office arrangement expires on August 31, 2026. Terms of the virtual office arrangement provide for a rent payment of $59 per month.

We also lease a warehouse located at Qiaojiao Road, No. 1, Qiaojiao Middle Road, Tangxia Town, Dongguan City, Guangdong, China, who handle our storage and warehousing from an unaffiliated third party. The terms of this service provide for a base payment that is charged based on our usage.

Flywheel, our wholly owned subsidiary, had two office leases in Taiwan in 2025. The respective lease terms are June 10, 2025 to July 9, 2027, and December 1, 2025 to November 30, 2028 and the total contract amounts are $127,226, and $79,971 respectively.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed The Nasdaq Capital Market and its stock symbol is “HOUR.” The closing price of our common stock on Nasdaq on March 23, 2026 was $1.89.

Holders

As of March 24, 2026, there were 35,183,890 shares of common stock issued and outstanding, and we had approximately 5 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid any cash dividends on our common stock and do not currently anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

On June 27, 2021, our Board of Directors and stockholders holding a majority of our outstanding shares of common stock approved the Hour Loop, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Under the 2021 Plan, a total of 4,995,000 shares of common stock were originally authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Pursuant to the terms of the 2021 Plan and subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of March 24, 2026, there were 9,152,213 shares available for issuance under the 2021 Plan.

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

The above issuances were made pursuant to an exemption from registration as set forth in Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act and/or Regulation S promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Transfer Agent and Registrar

Our transfer agent is Nevada Agency and Transfer Company. The transfer agent’s address is 50 West Liberty Street, Suite 880, Reno, Nevada 89501, and its telephone number is (775) 322-0626.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this annual report on Form 10-K, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this annual report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this annual report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Unless the context otherwise requires, “Hour Loop,” “we,” “us,” “our,” or the “Company” refers to Hour Loop, Inc., together with Flywheel Consulting Limited, its wholly owned subsidiary (“Flywheel”).

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

Market Description/Opportunities

According to Marketplace Pulse (based on U.S. Census Bureau data), total U.S. retail sales increased 3.5% to approximately $7.68 trillion in 2025, from $7.42 trillion in 2024. Consumers spent $1,233.7 billion online with U.S. merchants in 2025, which represents approximately 16.4% of total U.S. retail sales for the year, compared to 16.07% in 2024.

Amazon accounted for approximately 40% of all e-commerce in the United States and that makes Amazon the biggest e-commerce giant currently in the market.

Formation

The Company was founded in 2013 by Sam Lai and Maggie Yu. With their vision, leadership, and software development skills, the Company grew rapidly. From 2013 to 2025, sales grew from $0 to $142,440,236.

We were originally incorporated under the laws of the State of Washington on January 13, 2015. In 2019, we formed Flywheel, a wholly owned subsidiary, to provide business operating consulting services exclusively to Hour Loop. On April 7, 2021, Hour Loop converted from a Washington corporation to a Delaware corporation.

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

Our Financial Position

For the fiscal years ended December 31, 2025 and 2024, we generated net revenues of $142,440,236 and $138,252,861, respectively, and reported net income of $1,704,849 and $657,447, respectively, and cash flow provided by operating activities of $2,581,256 and $313,140, respectively. As noted in our consolidated financial statements, as of December 31, 2025, we had retained earnings of $1,109,674.

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table shows a comparison of our 2025 and 2024 income statements.

	Year Ended December 31,
	2025	2024

Statement of Operations Data
Total revenues	$142,440,236	$138,252,861
Total cost of goods sold	(67,806,565)	(66,242,153)
Gross profit	74,633,671	72,010,708
Total operating expenses	72,172,741	71,279,768
Income from operations	2,460,930	730,940
Total other non-operating (expense) income	(63,345)	228,621
Income tax expense	(692,736)	(302,114)
Net income	1,704,849	657,447
Other comprehensive income (loss)	69,267	(25,644)
Total comprehensive income	$1,774,116	$631,803

Revenue

The Company generated $142,440,236 in revenues in 2025, as compared to $138,252,861 in revenues in the same period in 2024. This represents an increase in revenues of $4,187,375, or 3.03%. We attribute this increase to our continued growth and maturity in our operating model, despite an overall e-commerce traffic slowdown and intense competition. Our total orders in 2025 were approximately 6,588,014, as compared to 6,337,492 orders in 2024, representing an increase of 3.95%. This growth in orders has played a pivotal role in driving the overall revenue growth. The meaningful increase in order quantity indicates a rising demand for our products, leading to a corresponding increase in revenue generated from these sales. As a result, the increase in orders has directly contributed to the overall growth in our revenues during the period. The 3.95% increase in orders reflects strong customer demand, but our pricing strategy, including competitive pricing pressure and discounts offered during the period, resulted in lower prices for products sold. As a consequence, even with the significant order volume increase, the revenue growth was slightly shy of fully matching this proportion.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2025 totaled $67,806,565, as compared to $66,242,153 for the year ended December 31, 2024. Cost of goods sold includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods.

Operating Expense

Operating expenses for the year ended December 31, 2025 totaled $72,172,741, representing a $892,973, or 1.25%, increase from the $71,279,768 of operating expenses for the year ended December 31, 2024. This change was caused by an increase in operating efficiency.

Other (Expenses) Income, Net

Other (expenses) income, net for the year ended December 31, 2025 was $(63,345), as compared to $228,621 for the year ended December 31, 2024.

Total Comprehensive Income

Total comprehensive income for the year ended December 31, 2025 was $1,774,116, as compared to $631,803 for the year ended December 31, 2024. The increase in total comprehensive income was attributed to an increase in our gross revenues in 2025, compared to 2024.

Liquidity and Capital Resources

Cash Flows for the Years Ended December 31, 2025 and 2024

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $3,792,033 and $2,119,581 as of December 31, 2025 and 2024, respectively.

Our primary uses of cash have been for inventory, payments to Amazon related to sales and shipping of products, for services provided, payments for marketing and advertising and salaries paid to our employees. We have received funds from the sales of products that we sell online. The following trends are reasonably likely to result in changes in our liquidity over the near- to long-term:

●	An increase in working capital requirements to finance the rapid growth in our current business,

●	An increase in fees paid to Amazon and other partners as our sales grows

●	The cost of being a public company;

●	Marketing and advertising expenses for attracting new customers; and

●	Capital requirements for the development of additional infrastructure

Since inception, we have generated liquidity from the profitability of our ongoing business and from debt to fund our operations.

The following table shows a summary of our cash flows for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024

Statement of Cash Flows
Net cash provided by operating activities	$2,581,256	$313,140
Net cash used in investing activities	$(75,097)	$(35,996)
Net cash used in financing activities	$(839,000)	$(671,000)
Effect of changes in foreign currency rates	$5,293	$29,284
Net increase (decrease) in cash	$1,672,452	$(364,572)
Cash - beginning of the period	$2,119,581	$2,484,153
Cash - end of the period	$3,792,033	$2,119,581

Net Cash Provided by Operating Activities

For the fiscal year ended December 31, 2025, cash provided by operating activities amounted to $2,581,256, as compared to $313,140 for the year ended December 31, 2024. This was driven by our net income of $1,704,849 for the year ended December 31, 2025, as compared to $657,447 for the same period in 2024.

Despite the increase in revenue to $142,440,236 for the year ended December 31, 2025, as compared to $138,252,861 for the year ended December 31, 2024, the revenue increase was offset by a corresponding increase in cost of goods sold of $1,564,412 and an increase in operating expenses of $892,973.

Net Cash Used in Investing Activities

For the fiscal year ended December 31, 2025, $75,097 in cash was used in investing activities, as compared to $35,996 in cash used in investing activities for the fiscal year ended December 31, 2024. The increase primarily reflects higher purchases of property and equipment for the year ended December 31, 2025.

Net Cash Used in Financing Activities

For the fiscal year ended December 31, 2025, cash used in financing activities amounted to $1,339,000, as compared to $671,000 cash used in financing activities for the fiscal year ended December 31, 2024. The increase in cash outflows was primarily due to repayments made to related parties for the year ended December 31, 2025.

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

Taishin International Bank

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). As amended, the line of credit matures on May 18, 2026 and bears interest at a rate of 3.42% per annum.

As of December 31, 2025 and 2024, the outstanding balance under the Taishin line of credit was $637,348 and $610,967, respectively.

Affiliated Loans

From time to time, we receive loans and advances from our stockholders to fund our operations. As of December 31, 2025, we had a total of $3,810,418 due to related parties, which included $2,660,418 in stockholder payables and $1,150,000 accrued for bonuses. As of December 31, 2024, we had a total of $4,192,995 due to related parties, which included $3,499,418 in stockholder payables and $693,577 accrued for bonuses. While stockholder payables are generally non-interest bearing and payable on demand, we and our stockholders entered into loan agreements for loans with terms over one year.

July 2021 Loan

On July 27, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement with a principal amount of $4,170,418. The loan is subordinated. As amended, the loan matures on December 31, 2026 and has an annual interest rate of 4.75%.

Leases

We have two operating leases (Flywheel has two offices lease in Taiwan). The respective lease terms are June 10, 2025 to July 9, 2027, and December 1, 2025 to November 30, 2028, respectively.

For the Year Ending December 31,	Amount

2026	$94,036
2027	61,330
2028	26,890
2029 and thereafter	-
Total minimum lease payments	182,256
Less: effect of discounting	(6,623)
Present value of the future minimum lease payment	175,633
Less: operating lease liabilities-current	(92,362)
Total operating lease liabilities-non-current	$83,271

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

Cash and Cash Equivalents – We consider all highly liquid financial instruments purchased with original maturities of three months or less to be cash. Our cash is held in the bank and covered by the Federal Deposit Insurance Corporation (“FDIC”), subject to applicable limits. Deposits are insured up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities. Our cash and cash equivalents primarily consisted of cash and money market funds. Such amounts are recorded at fair value.

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326, credit losses based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than 7 days. We perform on-going evaluations of our customers and maintains an allowance for credit losses as we deem necessary or appropriate. As of December 31, 2025 and 2024, we did not deem it necessary to have an allowance for credit loss.

Inventory and Cost of Goods Sold – Our inventory consists mainly of finished goods. Inventories are stated at the lower of cost or net realizable value. Cost is principally determined on a first-in-first-out basis. Our costs include the amounts we pay manufacturers for product, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from its manufacturers to its warehouses, as applicable. The merchandise with terms of FOB shipping point from vendors was recorded as the inventory-in-transit when inventory left the shipping dock of the vendors but not yet reached our receiving dock. Management continually evaluates its estimates and judgments including those related to merchandise inventory.

The “Cost of revenues” line item in the unaudited consolidated statements of operations is principally inventory sold to customers during the reporting period.

Policy for inventory allowance: We write down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of December 31, 2025 and 2024, $447,841 and $560,293, respectively, were written down from the cost of inventories to our net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. We elected to expense any individual property and equipment items under $2,500.

The majority of our property and equipment is computers, and the estimated useful life is three years.

Impairment of Long-lived Assets - In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. We did not record any impairment charges for the years ended December 31, 2025 and 2024.

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

We typically utilize operating leases for our office space requirements. This means that we lease office space, categorizing the lease arrangement as an operating lease. Under this arrangement, we do not hold ownership of the leased assets but instead pays rent for the right to use them.

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

Revenue Recognition - We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). We adopted ASC Topic 606 as of January 1, 2019. The standard did not affect our consolidated financial position, or cash flows. There were no changes to the timing of revenue recognition as a result of the adoption.

We recognize revenue in accordance with ASC Topic 606, which provided a five-step model for recognizing revenue from contracts with customers as follows:

●	Identify the contract with a customer.

●	Identify the performance obligations in the contract.

●	Determine the transaction price.

●	Allocate the transaction price to the performance obligations in the contract.

●	Recognize revenue when or as performance obligations are satisfied.

We evaluated principal versus agent considerations to determine whether it is appropriate to record platform fees paid to Amazon as an expense or as a reduction of revenue. Platform fees are recorded as sales and distribution expenses and are not recorded as a reduction of revenue because the Company as principal owns and controls all the goods before they are transferred to the customer. We can, at any time, direct Amazon, similarly, other third-party logistics providers (“Logistics Providers”), to return our inventories to any location specified by the Company. It is our responsibility to make any returns made by customers directly to Logistics Providers and we retain the back-end inventory risk. Further, we are subject to credit risk (i.e., credit card chargebacks), establishes prices of its products, can determine who fulfills the goods to the customer (Amazon or the Company) and can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement.

We derive our revenue from the sale of consumer products. We sell our products directly to consumers through online retail channels. We consider customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the years ended December 31, 2025 and 2024 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of our sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, we have a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 7.26% and 7.19% of gross sales for the years ended December 31, 2025 and 2024, respectively.

From time to time, we offer price discounts on certain selected items to stimulate the sales of those items. Revenue is measured as the amount of consideration for which we expect to be entitled in exchange for transferring goods. Consistent with this policy, we reduce the amount of these discounts from the gross revenue to calculate the net revenue recorded on the statement of operations.

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. We treat shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $32,050,121 and $31,480,104 for the years ended December 31, 2025 and 2024, respectively, recorded as selling and marketing expenses.

Segment Information – We only have one segment, which is online retail (e-commerce).

We use the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance as the source for determining our reportable segments. Our chief operating decision maker has been identified as the chief executive officer of the Company who reviews financial information of separate operating segments based on U.S. GAAP. The chief operating decision maker now reviews results analyzed by customers. This analysis is only presented at the revenue level with no allocation of direct or indirect costs. Consequently, we have determined that it has only one operating segment.

Income Taxes - Income tax expense includes U.S. (federal and state) and foreign income taxes.

We also complied with state tax codes and regulations, including with respect to California franchise taxes. Management has evaluated our tax positions and has concluded that we had taken no uncertain tax positions that could require adjustment or disclosure in the financial statements to comply with provisions set forth in ASC Section 740, Income Taxes.

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

Concentration of Credit Risks - Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with various domestic and foreign financial institutions of high credit quality. We perform periodic evaluations of the relative credit standing of all of the aforementioned institutions.

We maintain reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of our total net revenue or gross accounts receivable balance at the balance sheet date. For the years ended December 31, 2025 and 2024, we had no customer that accounted for 10% or more of total net revenues. In addition, as of December 31, 2025 and 2024, we had no customer that accounted for 10% or more of gross accounts receivable. As of December 31, 2025 and 2024, all of our accounts receivable were held by our sales platform agent, Amazon, which collects money on our behalf from our customers. Therefore, our accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes less than seven days.

Our business is reliant on one key vendor which currently provides us with our sales platform, logistics and fulfillment operations, including certain warehousing for our net goods, and invoicing and collection of its revenue from our end customers. During the years ended December 31, 2025 and 2024, approximately 98% and 99%, respectively, of our revenue was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - We are exposed to foreign currency exchange risk through our foreign subsidiary in Taiwan. We do not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – Our policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $5,777,969 and $5,323,886 for the years ended December 31, 2025 and 2024, respectively.

Commitments and Contingencies - Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Related Parties - We account for related party transactions in accordance with FASB ASC Topic 850 (Related Party Disclosures). A party is considered to be related to us if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include our principal owners, our management, members of the immediate families of our principal owners and our management and other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Earnings per Share - We compute basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which we report net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the years ended December 31, 2025 and 2024. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-18 comprising a portion of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2025, our Company’s internal control over financial reporting was adequate in material aspects.

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

Name	Age	Position
Sam Lai	44	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer
Sau Kuen (Maggie) Yu	49	Senior Vice President and Director
Michael Lenner	48	Independent Director
Minghui (Alan) Gao	53	Independent Director
Hilary (Hui-Chong) Bui	41	Independent Director

Biographical information concerning our directors and executive officers listed above is set forth below.

Sam Lai. Mr. Lai has served as our Chief Executive Officer and been a member of our Board of Directors since June 2013 and our Chairman of Board since April 2021. He has served as our Interim Chief Financial Officer since March 29, 2022. He is a seasoned software engineer who has designed and built software and code from the ground up at Hour Loop, Inc., Amazon.com, Inc., UnifiedEdge, Inc., Kits, and Applied Research Labs for the past 18 years. From December 2009 through June 2017, Mr. Lai served as a Software Development Engineer for Amazon.com, Inc. From March 2009 through December 2009, he served as a Senior Java Developer at UnifiedEdge, Inc. From February 2007 through March 2009, Mr. Lai served as a Senior Java Developer at Kits. From September 2005 through February 2007, he served as a Software Development Engineer for Amazon.com, Inc. From March 2003 through January 2004, Mr. Lai served as a Research Engineer Scientist Assistant at Applied Research Labs. Mr. Lai graduated with a Bachelor Degree in Computer Science from University of Texas at Austin in 2003 and a Masters Degree in Computer Science from University of California, San Diego in 2004. Mr. Lai does not hold, and has not previously held, any directorships in any other reporting companies.

Sau Kuen (Maggie) Yu. Ms. Yu has served as our Senior Vice President and has been a member of our Board of Directors since June 2013. Since graduating from University of California, San Diego until June 2013, Ms. Yu has no employment history. Ms. Yu graduated with a Bachelor Degree in Computer Science from University of California, San Diego in 2004. Ms. Yu does not hold, and has not previously held, any directorships in any other reporting companies.

Michael Lenner. Mr. Lenner has been an independent member of our Board of Directors since June 1, 2021. Since May 2018, Mr. Lenner has served as Vice President, Software Engineering, Disney Streaming Services at The Walt Disney Company. From August 2017 through May 2018, he served as Vice President, Software Engineering at BAMTECH Media. From July 2014 through August 2017, Mr. Lenner served as Vice President, Software Engineering and Senior Director, Software Engineering at Major League Baseball Advanced Media. From February 2011 through June 2014, he served as the Vice President, Engineering at H. Bloom. Mr. Lenner graduated with a Bachelor of Arts Degree in Physics from Binghamton University and a Masters of Science Degree in Computer Science from Columbia University. Mr. Lenner does not hold, and has not previously held, any directorships in any other reporting companies.

Minghui (Alan) Gao. Mr. Gao has been an independent member of our Board of Directors since October 6, 2021. Since October 2021, Mr. Gao has served as the Chief Technology Officer of Cue Health, Inc. From January 2018 to October 2021, he served as the Chief Technology Officer of PillPack (which was acquired by Amazon Pharmacy). From October 2016 to January 2018, Mr. Gao served as the Director of Prime Video at Amazon.com. From September 2013 to October 2016, he served as Engineering Director of Seller Services at Amazon.com. From September 2011 to September 2013, Mr. Gao served as the Chief Technology Officer and Senior Vice President of Product and Engineering at Xiu.com, an e-commerce company in China. From November 2008 through June 2011, he served as Engineering Director at Amazon.cn in China. From October 2007 to November 2008, Mr. Gao served as Senior Manager, Software Development at Amazon.com. From November 2006 to October 2007, he served as a Software Development Manager at Amazon.com. From April 2001 to November 2006, Mr. Gao served as Software Design Engineer and Development Lead. Mr. Gao graduated with a Masters Degree in Computer Science from Baylor university in 1999. Mr. Gao does not hold, and has not previously held, any directorships in any other reporting companies.

Hilary (Hui-Chong) Bui. Ms. Bui has been an independent member of our Board of Directors since February 20, 2023. Since November 2022, Ms. Bui has served as the Senior Finance Manager–North America and US Retail FP&A of Starbucks Corporation. She joined Starbucks Corporation in 2015 and has served various positions including Finance Manager and Business Analysis Manager of different divisions before being promoted to the current position. From 2011 to 2015, Ms. Bui served as Senior Finance Analyst and Finance Analyst in different divisions of General Mills, Inc. From 2007 to 2011, Ms. Bui served as Senior Assurance Associate of PricewaterhouseCoopers, LLP. Ms. Bui graduated with a bachelor’s degree of Accounting from the University of Minnesota in 2007. Ms. Bui does not hold, and has not previously held, any directorships in any other reporting companies.

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

Controlled Company and Director Independence

The “controlled company” exception to the Nasdaq rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of the Nasdaq corporate governance rules. As stated above, Sam Lai, the Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer of the Company, and Maggie Yu, Senior Vice President of the Company and a member of the Board, who are husband and wife, together beneficially own 33,394,442 shares of the Company’s common stock, representing approximately 94.8% of the voting power of the Company’s outstanding common stock.  As a result, we are a “controlled company” under the Nasdaq corporate governance standards. As a controlled company, we do not have to comply with certain corporate governance requirements under the Nasdaq rules, including the following:

●	A majority of our Board of Directors to consist of “independent directors” as defined by the applicable Nasdaq rules and regulations;

●	The compensation of our executive officers to be determined, or recommended to the Board of Directors for determination, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a Compensation Committee comprised solely of independent directors; and

●	That director nominees to be selected, or recommended to the Board of Directors for selection, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a nomination committee comprised solely of independent directors.

We intend to avail itself of each of these exemptions. More specifically, a majority of our Board of Directors will not consist of independent directors and we will not have a compensation committee or a nominating and corporate governance committee. Therefore, for as long as we remain a “controlled company,” we will not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If at any time we cease to be a “controlled company” under the Nasdaq rules, our Board of Directors will take all action necessary to comply with the Nasdaq corporate governance rules, including establishing certain committees composed entirely of independent directors, subject to a permitted “phase-in” period.

Notwithstanding our status as a controlled company, we will remain subject to the Nasdaq corporate governance standard that requires us to have an audit committee with at least three independent directors as well as composed entirely of independent directors. As a result, we were required, at the time of listing on Nasdaq, to have at least one independent director on our audit committee, at least two independent directors within 90 days of listing on Nasdaq, and at least three independent directors within one year of listing on Nasdaq, where at least one of the independent directors qualifies as an audit committee financial expert under SEC rules and as a financially sophisticated audit committee member under the Nasdaq rules.

Our Board of Directors has affirmatively determined that two of our five directors (Sam Lai and Maggie Yu) are non-independent directors and three of our five directors (Michael Lenner, Minghui (Alan) Gao, and Hilary (Hui-Chong) Bui) are independent directors. Our audit committee consists of the three independent directors: Mr. Lenner, Mr. Gao, and Ms. Bui. Ms. Bui is the chair of the audit committee and qualifies as an audit committee financial expert under SEC rules and as a financially sophisticated audit committee member under the Nasdaq rules.

Board Leadership Structure and Board’s Role in Risk Oversight

We have not separated the positions of Chairman of the Board and Chief Executive Officer. Mr. Lai has served as our Chairman of the Board of Directors since April 2021 and Chief Executive Officer since June 2013. We believe that combining the positions of Chairman and Chief Executive Officer allows for focused leadership of our organization which benefits us in our relationships with investors, customers, suppliers, employees and other constituencies. We believe that consolidating our leadership under Mr. Lai is the appropriate leadership structure for our Company and that any risks inherent in that structure are balanced by the oversight of the independent directors on our Board. However, no single leadership model is right for all companies and at all times. The Board recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure. In addition, the Board holds executive sessions in which only independent directors are present.

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

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions) and employees. The Code of Ethics and Business Conduct is available on our website at https://ir.hourloop.com/corporate-governance/documents-charters.

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

ITEM 11. EXECUTIVE COMPENSATION

2025 Summary Compensation Table

The following summary compensation table provides information regarding the compensation earned during our fiscal years ended December 31, 2025 and 2024 to certain of our executive officers, who we collectively refer to as our “named executive officers”, or “NEOs”.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sam Lai	2025	500,000	600,000	-	-	-	-	18,218	(1)	$1,118,218
Chief Executive Officer and Interim Chief Financial Officer	2024	500,000	600,000	-	-	-	-	15,546	(2)	1,115,546

Maggie Yu	2025	450,000	550,000	-	-	-	-	19,774	(3)	1,019,774
Senior Vice President	2024	450,000	550,000	-	-	-	-	16,991	(4)	1,016,991

(1)	Includes healthcare benefits and 401(k) contribution of $10,174 and $8,044, respectively, for the fiscal year ended December 31, 2025.

(2)	Includes healthcare benefits and 401(k) contribution of $8,827 and $6,719, respectively, for the fiscal year ended December 31, 2024.

(3)	Includes healthcare benefits and 401(k) contribution of $11,730 and $8,044, respectively, for the fiscal year ended December 31, 2025.

(4)	Includes healthcare benefits and 401(k) contribution of $10,332 and $6,659, respectively, for the fiscal year ended December 31, 2024.

Employment Agreements

On May 27, 2021, we entered into an Executive Employment Agreement with each of Mr. Lai and Ms. Yu. Mr. Lai’s agreement, as amended, provides that he will serve as the Chief Executive Officer of the Company and Ms. Yu’s agreement, as amended, provides that she will serve as the Senior Vice President of the Company.

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

On February 26, 2024, we entered into Addendum No. 3 (the “Lai Addendum No. 3”) to Executive Employment Agreement, as amended, with Mr. Lai. Pursuant to the terms of the Lai Addendum No. 3, Mr. Lai’s bonus targets and payments were set as follows:

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

Also on February 26, 2024, we entered into Addendum No. 3 (the “Yu Addendum No. 3”) to Executive Employment Agreement, as amended, with Ms. Yu. Pursuant to the terms of the Yu Addendum No. 3, Ms. Yu’s bonus targets and payments were set as follows:

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

On March 14, 2025, we entered into Addendum No. 4 (the “Lai Addendum No. 4”) to Executive Employment Agreement, as amended, with Mr. Lai. Pursuant to the terms of the Lai Addendum No. 4, Mr. Lai’s bonus targets and payments were set as follows:

●	If the Company grows its net profits (excluding taxes and executives’ bonuses) to at least $500,000 during the 2025 fiscal year, Mr. Lai will receive a bonus equal to 50% of base salary.

●	If the Company grows its net profits (excluding taxes and executives’ bonuses) to at least $1,000,000 during the 2025 fiscal year, Mr. Lai will receive a bonus equal to 100% of base salary.

In addition, pursuant to the terms of the Lai Addendum No. 4, Mr. Lai was entitled to receive a guaranteed bonus of $100,000 on December 22, 2025.

Also on March 14, 2025, we entered into Addendum No. 4 (the “Yu Addendum No. 4”) to Executive Employment Agreement, as amended, with Ms. Yu. Pursuant to the terms of the Yu Addendum No. 4, Ms. Yu’s bonus targets and payments were set as follows:

●	If the Company acquires at least 100 new vendors during the 2025 fiscal year, Ms. Yu will receive a bonus equal to 50% of base salary.

●	If the Company acquires at least 135 new vendors during the 2025 fiscal year, Ms. Yu will receive a bonus equal to 100% of base salary.

In addition, pursuant to the terms of the Yu Addendum No. 4, Ms. Yu was entitled to receive a guaranteed bonus of $100,000 on December 22, 2025.

On August 5, 2025, we entered into Addendum No. 5 (the “Lai Addendum No. 5”) to Executive Employment Agreement, as amended, with Mr. Lai. Pursuant to the terms of the Lai Addendum No. 5, Mr. Lai’s bonus targets and payments were revised from Addendum No. 4, as follows:

●	If the Company grows its net profits (excluding taxes and executives’ bonuses) to at least $1,000,000 during the 2025 fiscal year, Mr. Lai will receive a bonus equal to 50% of base salary.

●	If the Company grows its net profits (excluding taxes and executives’ bonuses) to at least $2,000,000 during the 2025 fiscal year, Mr. Lai will receive a bonus equal to 100% of base salary.

In addition, pursuant to the terms of the Lai Addendum No. 5, Mr. Lai was entitled to receive a guaranteed bonus of $100,000 on December 27, 2024.

Also on August 5, 2025, we entered into Addendum No. 5 (the “Yu Addendum No. 5”) to Executive Employment Agreement, as amended, with Ms. Yu. Pursuant to the terms of the Yu Addendum No. 5, Ms. Yu’s bonus targets and payments were revised from Addendum No. 4, as follows:

●	If the Company grows its net profits (excluding taxes and executives’ bonuses) to at least $1,000,000 during the 2025 fiscal year, Mr. Lai will receive a bonus equal to 50% of base salary.

●	If the Company grows its net profits (excluding taxes and executives’ bonuses) to at least $2,000,000 during the 2025 fiscal year, Mr. Lai will receive a bonus equal to 100% of base salary.

In addition, pursuant to the terms of the Yu Addendum No. 5, Ms. Yu was entitled to receive a guaranteed bonus of $100,000 on December 27, 2024.

On February 24, 2026, we entered into Addendum No. 6 (the “Lai Addendum No. 6”) to Executive Employment Agreement, as amended, with Mr. Lai. Pursuant to the terms of the Lai Addendum No. 6, Mr. Lai’s bonus targets and payments were revised from Addendum No. 5, as follows:

●	If the Company grows its net profits (excluding taxes and executives’ bonuses) to at least $750,000 during the 2026 fiscal year, Mr. Lai will receive a bonus equal to 50% of base salary.

●	If the Company grows its net profits (excluding taxes and executives’ bonuses) to at least $1,500,000 during the 2026 fiscal year, Mr. Lai will receive a bonus equal to 100% of base salary.

In addition, pursuant to the terms of the Lai Addendum No. 6, Mr. Lai is entitled to receive a guaranteed bonus of $100,000 on December 22, 2026.

Also on February 24, 2026, we entered into Addendum No. 6 (the “Yu Addendum No. 6”) to Executive Employment Agreement, as amended, with Ms. Yu. Pursuant to the terms of the Yu Addendum No. 6, Ms. Yu’s bonus targets and payments were revised from Addendum No. 5, as follows:

●	If the Company acquires at least 100 new vendors during the 2026 fiscal year, Ms. Yu will receive a bonus equal to 50% of base salary.

●	If the Company acquires at least 135 new vendors during the 2026 fiscal year, Ms. Yu will receive a bonus equal to 100% of her base salary.

In addition, pursuant to the terms of the Yu Addendum No. 6, Ms. Yu is entitled to receive a guaranteed bonus of $100,000 on December 22, 2026.

Each of Mr. Lai’s and Ms. Yu’s agreements, as amended, provides that if at the Company’s request the executive attends any trade shows, events, or meetings which are independent of the executive’s responsibility under the applicable agreement, the Company will pay the executive $1,000 in cash per full day for such attendance or $500 in cash for a half day.

Each of Mr. Lai’s and Ms. Yu’s agreements, as amended, provides that at the end of each calendar quarter during the term, we will issue to the applicable executive a number of shares of common stock having a fair market value of $3,000 as of such date (with any partial quarter being pro-rated). The market value of the shares is determined as follows: (a) if the common stock is then listed for trading on the OTC Markets or a United States national securities exchange (as applicable, the “Trading Market”), the daily volume weighted average closing price of the common stock during the 20 trading day period immediately prior to the calculation date, (b) if the common stock is not then listed or quoted for trading on a Trading Market, and if prices for the common stock are then reported in the “Pink Sheets” published by OTC Markets Group, Inc., the most recent bid price per share of the common stock so reported, or (c) in all other cases, the fair market value of a share of common stock as is determined in good faith by the Board, without the involvement of the executive if the executive is then serving on the Board, after taking into consideration factors it deems appropriate. A “Trading Day” is any day on which the Trading Market is generally open for business and on which the common stock is then traded.

Mr. Lai’s and Ms. Yu’s agreements, as amended, each provides that they will be entitled to fringe benefits consistent with the practices of the Company, and to the extent we provide similar benefits to our executive officers; that we will reimburse each of them for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred in connection with the performance of their duties; that they are entitled to a number of vacation days as generally provided to other executive officers from time to time; and that they are each, together with their spouses and legal dependents, entitled to participate equally in the health, dental and other benefit plans, which are available to our senior managers.

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

In the event that we terminate the applicable agreement for “Cause”, or the applicable executive terminates their agreement without “Good Reason”, then we will pay to the applicable executive any unpaid base salary and benefits then owed or accrued, and any unreimbursed expenses, will issue to the applicable executive the shares as described above (i.e., the $3,000 of value of shares per calendar quarter) which have accrued as of such date; and any unvested portion of any equity granted to the applicable executive will be forfeited.

In the event that we terminate the applicable agreement without “Cause”, or the applicable executive terminates their agreement for “Good Reason”, in addition to the payments and issuances above, we will pay to the applicable executive, in one lump sum, an amount equal to the base salary that they would have been paid for the remainder of the initial three-year term (if such termination occurs during that initial term) or the one year renewal term (if such termination occurs during a renewal term), as applicable, and any equity grant already made to the executive shall, to the extent not already vested, be deemed automatically vested.

Pursuant to their agreements, as amended, in the event of Mr. Lai’s or Ms. Yu’s death or total disability, the applicable agreement will terminate on the date of death or total disability and we will pay to the applicable executive (or their estate) any unpaid base salary and benefits then owed or accrued and any unreimbursed expenses for which we have agreed to reimburse the applicable executive, plus a pro-rata bonus for the year of termination based on the executive’s target bonus for such year and the portion of such year in which the executive was employed through the date of such termination; and any unvested portion of any equity granted to the applicable executive will be forfeited as of the termination date.

If it is determined that any payment or benefit provided to either Mr. Lai or Ms. Yu under their respective agreements, as amended, would constitute an “excess parachute payment” within the meaning of section 280G of the Code, such that the payment would be subject to an excise tax (the “Excise Tax”) under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), we will pay to the applicable executive an additional amount (the “Gross-Up Payment”) such that the net amount of the Gross-Up Payment retained by the applicable executive after the payment of any Excise Tax and any federal, state and local income and employment tax on the Gross-Up Payment, will be equal to the Excise Tax due on the payment and any interest and penalties in respect of such Excise Tax. For purposes of determining the amount of the Gross-Up Payment, the applicable executive will be deemed to pay federal income tax and employment taxes at the highest marginal rate of federal income and employment taxation in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of the applicable executive’s residence (or, if greater, the state and locality in which the applicable executive is required to file a nonresident income tax return with respect to the payment) in the calendar year in which the Gross-Up Payment is to be made, net of the maximum reduction in federal income taxes that may be obtained from the deduction of such state and local taxes.

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

Each of the two employment agreements, as amended, also contains a non-solicitation provision, wherein the executive agrees that, during the term of their agreement and for three years thereafter, the executive will not, directly or indirectly solicit or discuss with any of our employees, the employment of such Company employee by any other commercial enterprise other than Company, nor recruit, attempt to recruit, hire or attempt to hire any such Company employee on behalf of any commercial enterprise other than Company, provided that this provision will not prohibit the applicable executive from undertaking a general recruitment advertisement provided that it is not targeted towards any person identified above, or from hiring, employing or engaging any such person who responds to that general recruitment advertisement.

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

Each of the two employment agreements, as amended, contains customary representations and warranties by the parties, a provision for resolution of disputes by arbitration, customary confidentiality provisions, customary provisions relating to our ownership of intellectual property created by the applicable executive, and other customary miscellaneous provisions.

Director Agreements

On June 1, 2021; October 6, 2021; and February 20, 2023 we entered into Director Agreements with Mr. Lenner, Mr. Gao, and Ms. Bui, respectively, in connection with their services as directors of the Company.

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

Elements of Compensation

Mr. Lai and Ms. Yu were provided with the following primary elements of compensation in 2025 and 2024:

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

The base salary for each of Mr. Lai and Ms. Yu for 2025 and 2024 is listed in “—2025 Summary Compensation Table.”

Bonuses. For the year ended December 31, 2025, we paid Mr. Lai and Ms. Yu a bonus of $600,000 and $550,000, respectively. For the year ended December 31, 2024, the Company paid Mr. Lai and Ms. Yu a bonus of $600,000 and $550,000, respectively.

The bonuses for 2025 and 2024 were determined based on peer comparable compensation paid in the Seattle, Washington area reported by www.salary.com (https://www.salary.com/tools/salary-calculator/ceo/seattle-wa?view=table&type=bonus). According to www.salary.com, the CEO salary and bonus range in Seattle was $712,296 to $3,436,010 as updated on February 1, 2026. The $1,100,000 and $1,100,000 compensation (base salary and bonus) paid to Mr. Lai for 2025 and 2024, respectively, fell within such range and we believed such compensation to be reasonable due to the revenue growth in the Company in 2025 and 2024, respectively, due in large part to Mr. Lai’s leadership.

According to www.salary.com (https://www.salary.com/tools/salary-calculator/coo/seattle-wa?view=table&type=bonus), the salary and bonus range for Chief Operating Officer in Seattle was $418,929 and $1,609,384, as updated February 1, 2026. The $1,000,000 and $1,000,000 compensation (base salary and bonus) paid to Ms. Yu for 2025 and 2024, respectively, fell within such range and we believed to be reasonable due to Ms. Yu being instrumental in delivering revenue growth and high growth of new vendors to the Company in 2025 and 2024, respectively.

Stock Awards. On January 2, 2024, we issued 2,139 shares of common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui, with a fair market value of $1.4025 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements.

On March 29, 2024, we issued 2,251 shares of common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui, with a fair market value of $1.3330 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements.

On July 1, 2024, we issued 2,946 shares of common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Douglas Branch, Alan Gao and Hillary Bui with a fair market value of $1.0185 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements. Subsequently, on July 22, 2024, Mr. Branch resigned his position as a member of our Board of Directors.

On July 25, 2024, following Mr. Branch’s resignation, we issued 6,000 shares of restricted common stock to Mr. Branch as compensation for services rendered.

On October 1, 2024, we issued 2,196 shares of common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.3660 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements.

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

Other Benefits. In fiscal years 2025 and 2024, Mr. Lai and Ms. Yu were reimbursed for healthcare expenses. The amounts paid to Mr. Lai and Ms. Yu in 2025 and 2024 in respect of these benefits is reflected above in the “All Other Compensation” column of the Summary Compensation Table.

2021 Equity Incentive Plan

Overview

The Board of Directors and stockholders holding a majority of the Company’s voting capital approved and adopted the 2021 Plan on June 27, 2021. The 2021 Plan is administered by the Board or one or more committees appointed by the Board or another committee (“Administrator”). The Administrator, in its discretion, selects the individuals to whom awards may be granted, the time or times at which such awards are granted, and the terms of such awards. The 2021 Plan authorizes us to grant stock options, stock appreciation rights, restricted shares, restricted share unit, cash awards, other awards, and performance-based awards. Awards may be granted to our officers, employees, directors and consultants.

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

Authorized Shares

A total of 4,995,000 shares of the Company’s common stock were originally authorized for issuance pursuant to the 2021 Plan. Pursuant to the terms of the 2021 Plan and subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan were cumulatively increased on January 1, 2022 and will be cumulatively increased on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Board. As of March 24, 2026, there were 9,152,213 shares available for issuance under the 2021 Plan.

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

Plan Administration

The Board or one or more committees appointed by the Board will administer the 2021 Plan. In addition, if we determine it is desirable to qualify transactions under the 2021 Plan as exempt under Rule 16b-3 of the Exchange Act such transactions will be structured with the intent that they satisfy the requirements for exemption under Rule 16b-3. Subject to the provisions of the 2021 Plan, the Administrator has the power to administer the 2021 Plan and make all determinations deemed necessary or advisable for administering the 2021 Plan, including the power to determine the fair market value of the Company’s common stock, select the service providers to whom awards may be granted, determine the number of shares covered by each award, approve forms of award agreements for use under the 2021 Plan, determine the terms and conditions of awards (including the exercise price, the time or times at which the awards may be exercised, any vesting acceleration or waiver or forfeiture restrictions and any restriction or limitation regarding any award or the shares relating thereto), construe and interpret the terms of the 2021 Plan and awards granted under it, prescribe, amend and rescind rules relating to the 2021 Plan, including creating sub-plans and modify or amend each award, including the discretionary authority to extend the post-termination exercisability period of awards (provided that no option or stock appreciation right will be extended past its original maximum term), and to allow a participant to defer the receipt of payment of cash or the delivery of shares that would otherwise be due to such participant under an award. The Administrator also has the authority to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the Administrator and to institute an exchange program by which outstanding awards may be surrendered or cancelled in exchange for awards of the same type which may have a higher or lower exercise price or different terms, awards of a different type or cash, or by which the exercise price of an outstanding award is increased or reduced. The Administrator’s decisions, interpretations and other actions are final and binding on all participants.

Eligibility

Awards under the 2021 Plan, other than incentive stock options, may be granted to employees (including officers) of the Company or a subsidiary, members of our Board, or consultants engaged to render bona fide services to the Company or a subsidiary. Incentive stock options may be granted only to employees of the Company or a subsidiary.

Stock Options

Stock options may be granted under the 2021 Plan. The exercise price of options granted under the 2021 Plan generally must at least be equal to the fair market value of our common stock on the date of grant. The term of each option will be as stated in the applicable award agreement; provided, however, that the term may be no more than 10 years from the date of grant. The Administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director or consultant, they may exercise their option for the period of time stated in their option agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the option will remain exercisable for three months following the termination of service. An option may not be exercised later than the expiration of its term. Subject to the provisions of the 2021 Plan, the Administrator determines the other terms of options.

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

Restricted Stock

Restricted stock may be granted under the 2021 Plan. Restricted stock awards are grants of shares of the Company’s common stock that vest in accordance with terms and conditions established by the Administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant and, subject to the provisions of the 2021 Plan, will determine the terms and conditions of such awards. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to the Company); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the Administrator provides otherwise. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.

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

Non-Employee Directors

The 2021 Plan provides that all non-employee directors will be eligible to receive all types of awards (except for incentive stock options) under the 2021 Plan. The 2021 Plan includes a maximum limit of $750,000 of equity awards that may be granted to a non-employee director in any fiscal year, increased to $1,500,000 in connection with his or her initial service. For purposes of this limitation, the value of equity awards is based on the grant date fair value (determined in accordance with accounting principles generally accepted in the United States). Any equity awards granted to a person for their services as an employee, or for their services as a consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our non-employee directors.

Non-transferability of Awards

Unless the administrator provides otherwise, the 2021 Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during their lifetime. If the Administrator makes an award transferable, such award will contain such additional terms and conditions as the Administrator deems appropriate.

Certain Adjustments

In the event of certain changes in our capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the 2021 Plan, the Administrator will adjust the number and class of shares that may be delivered under the 2021 Plan or the number, and price of shares covered by each outstanding award and the numerical share limits set forth in the 2021 Plan.

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

Clawback

Awards will be subject to any Company clawback policy that we are required to adopt pursuant to the listing standards of any national securities exchange or association on which our securities are listed or as is otherwise required by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable laws. The Administrator also may specify in an award agreement that the participant’s rights, payments or benefits with respect to an award will be subject to reduction, cancellation, forfeiture or recoupment upon the occurrence of certain specified events. The Board may require a participant to forfeit, return or reimburse the Company all or a portion of the award or shares issued under the award, any amounts paid under the award and any payments or proceeds paid or provided upon disposition of the shares issued under the award in order to comply with such clawback policy or applicable laws.

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

Incentive Bonus

Our Board of Directors may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 35,183,890 shares of our common stock issued and outstanding as of March 24, 2026. Unless otherwise noted below, the address for each beneficial owner listed on the table is c/o Hour Loop, Inc., 8201 164th Ave NE #200, Redmond, Washington 98052-7615. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

The business address of each of the beneficial owners listed below is c/o Hour Loop, Inc., 8201 164th Ave. NE #200, Redmond, Washington 98052-7615.

Name and Address of Beneficial Owner	Number and Nature of Shares Beneficially Owned (1)		Percentage of Outstanding Common Stock
Sam Lai	33,394,442	(2)	94.8%
Maggie Yu	33,394,442	(2)	94.8%
Michael Lenner	28,449
Minghui (Alan) Gao	27,408
Hillary (Hui-Chong) Bui	21,924
All executive officers and directors as a group (5 persons)	33,472,223	(3)	95%

*	less than 1%.

(1)	The percentages in the table have been calculated based on 35,183,890 shares of our common stock outstanding on March 24, 2026. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 24, 2026. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Sam Lai and Maggie Yu are husband and wife, and together beneficially own 33,394,442 shares of the Company’s common stock representing 94.8% of the voting power of the Company’s outstanding common stock. Each of Mr. Lai and Ms. Yu individually holds (i) 16,697,221 shares of common stock, and (ii) the right to acquire 18,750 shares of common stock within 60 days of March 24, 2026 upon exercise of an option (75% of which is vested). Therefore, each of Mr. Lai and Ms. Yu beneficially holds 33,394,442 shares of the Company’s common stock, as each of them is deemed to indirectly beneficially own the other’s 16,697,221 shares of common stock, and the other’s right to acquire 18,750 shares of common stock upon exercise of an option.

(3)	Includes 37,500 shares of common stock that may be acquired within 60 days of March 24, 2026 upon exercise of vested options.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price, of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	-	9,152,213
Total	-	$-	9,152,213

On June 27, 2021, our Board of Directors and stockholders holding a majority of our outstanding shares of common stock approved the 2021 Plan. Under the 2021 Plan, a total of 4,995,000 shares of common stock were initially authorized for issuance pursuant to the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares or other cash- or stock-based awards to officers, directors, employees and eligible consultants to the Company or its subsidiaries. Pursuant to the terms of the 2021 Plan and subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. As of March 24, 2026, 9,152,213 shares are available for issuance under the 2021 Plan.

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

From time to time, we engage in transactions with related parties. The following is a summary of the related party transactions during the fiscal years ended December 31, 2025 and 2024, and any proposed transactions, requiring disclosure pursuant to Item 404 of Regulation S-K.

Affiliated Loans

From time to time, we receive loans and advances from our stockholders to fund our operations. As of December 31, 2025, we had a total of $3,810,418 due to related parties, which included $2,660,418 in stockholder payables and $1,150,000 accrued for bonuses. As of December 31, 2024, we had a total of $4,192,995 due to related parties, which included $3,499,418 in stockholder payables and $693,577 accrued for bonuses. While stockholder payables are generally non-interest bearing and payable on demand, we and our stockholders entered into loan agreements for loans with terms over one year.

On July 27, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement with a principal amount of $4,170,418. The loan is subordinated. As amended, the loan matures on December 31, 2026 and has an annual interest rate of 4.75%.

Issuances

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

Controlled Company and Director Independence

The “controlled company” exception to the Nasdaq rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of the Nasdaq corporate governance rules. As stated above, Sam Lai, the Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer of the Company, and Maggie Yu, Senior Vice President of the Company and a member of the Board, who are husband and wife, together beneficially own 33,394,442 shares of the Company’s common stock, representing approximately 94.8% of the voting power of the Company’s outstanding common stock . As a result, the Company is a “controlled company” under the Nasdaq corporate governance standards. As a controlled company, we do not have to comply with certain corporate governance requirements under the Nasdaq rules, including the following:

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

We intend to avail ourselves of each of these exemptions. More specifically, a majority of our board of directors will not consist of independent directors and we will not have a compensation committee or a nominating and corporate governance committee. Therefore, for as long as we remain a “controlled company,” we will not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If at any time the Company ceases to be a “controlled company” under the Nasdaq rules, our Board of Directors will take all action necessary to comply with the Nasdaq corporate governance rules, including establishing certain committees composed entirely of independent directors, subject to a permitted “phase-in” period.

Notwithstanding our status as a controlled company, we will remain subject to the Nasdaq corporate governance standard that requires us to have an audit committee with at least three independent directors as well as composed entirely of independent directors. As a result, we were required, at the time of listing on Nasdaq, to have at least one independent director on our audit committee, at least two independent directors within 90 days of listing on Nasdaq, and at least three independent directors within one year of listing on Nasdaq, where at least one of the independent directors qualifies as an audit committee financial expert under SEC rules and as a financially sophisticated audit committee member under the Nasdaq rules.

Our Board of Directors has affirmatively determined that two of our five directors (Sam Lai and Maggie Yu) are non-independent directors and three of our five directors (Michael Lenner, Minghui (Alan) Gao, and Hilary (Hui-Chong) Bui) are independent directors. our audit committee consists of the three independent directors: Messrs. Lenner and Gao and Ms. Bui. Ms. Bui is the chair of the audit committee. and qualifies as an audit committee financial expert under SEC rules and as a financially sophisticated audit committee member under the Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to HTL International, LLC (“HTL”), our independent registered public accounting firm, for the fiscal years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Audit Fees	$176,463	$168,750
Audit-Related Fees		-
Tax Fees		-
All Other Fees		-
Total	$176,463	$168,750

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

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Certificate of Incorporation of Hour Loop, Inc. filed with the Washington Secretary of State on January 13, 2015 (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

3.2	Certificate of Conversion of Hour Loop, Inc. filed with the Delaware Secretary of State on April 7, 2021 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

3.3	Certificate of Incorporation of Hour Loop, Inc. filed with the Delaware Secretary of State on April 7, 2021 (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

3.4	Certificate of Amendment to Certificate of Incorporation of Hour Loop, Inc. filed with the Delaware Secretary of State on September 23, 2021 (incorporated by reference to Exhibit 3.4 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

3.5	Certificate of Amendment to Certificate of Incorporation of Hour Loop, Inc. filed with the Delaware Secretary of State on November 30, 2021 (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on December 16, 2021).

3.6	Bylaws (incorporated by reference to Exhibit 3.5 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

3.7	Amendment to Bylaws (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on January 3, 2022).

3.8	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2026).

4.1*	Description of Capital Stock.

10.1†	Employment Agreement, dated May 27, 2021, by and between Hour Loop, Inc. and Sam Lai (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.2†	Employment Agreement, dated May 27, 2021, by and between Hour Loop, Inc. and Maggie Yu (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.3†	Director Agreement, dated June 21, 2021, by and between Hour Loop, Inc. and Michael Lenner (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.4†	Director Agreement, dated June 21, 2021, by and between Hour Loop, Inc. and Douglas Branch (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.5†	Director Agreement, dated October 6, 2021, by and between Hour Loop, Inc. and Minghui (Alan) Gao (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.6†	Hour Loop, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.7	Amazon Services Business Solutions Agreement between Amazon.com, Inc. and Hour Loop, Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.8	Changes to Amazon Services Business Solutions Agreement effective November 7, 2020 between Amazon.com, Inc. and Hour Loop, Inc. (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.9

Loan Agreement, dated October 15, 2021, among the Company and Sam Lai and Maggie Yu (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

10.10*	Second Amendment to Loan Agreement, dated December 31, 2024, among the Company and Sam Lai and Maggie Yu.

10.11*	Third Amendment to Loan Agreement, dated December 26, 2025, among the Company and Sam Lai and Maggie Yu.

10.12†	Addendum No. 1 to Executive Employment Agreement, dated as of January 20, 2022, by and between the registrant and Sam Lai (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2022).

10.13†	Addendum No. 1 to Executive Employment Agreement, dated as of January 20, 2022, by and between the registrant and Sau Kuen Yu (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2022).

10.14†	Director Agreement, dated as of February 20, 2023, by and between the registrant and Hillary Bui (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2023).

10.15†	Addendum No. 2 to Executive Employment Agreement, dated as of February 20, 2023, by and between the registrant and Sam Lai. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2023).

10.16†	Addendum No. 2 to Executive Employment Agreement, dated as of February 20, 2023, by and between the registrant and Sau Kuen Yu (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2023).

10.17†	Addendum No. 4 to Executive Employment Agreement between the registrant and Sam Lai (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2025).

10.18†	Addendum No. 4 to Executive Employment Agreement between the registrant and Sau Kuen Yu (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2025).

10.19†	Addendum No. 5 to Executive Employment Agreement, dated as of August 5, 2025, by and between the registrant and Sam Lai (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2025).

10.20†	Addendum No. 5 to Executive Employment Agreement, dated as of August 5, 2025, by and between the registrant and Sau Kuen Yu (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2025).

10.21†

Addendum No. 6 to Executive Employment Agreement, dated as of February 24, 2026, by and between the registrant and Sam Lai (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2026).

10.22†

Addendum No. 6 to Executive Employment Agreement, dated as of February 24, 2026, by and between the registrant and Sau Kuen Yu (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2026).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s registration statement on Form S-1 (File No. 333-260540), filed with the SEC on October 28, 2021).

19.1	Policy on Insider Trading (incorporated by reference to Exhibit 19.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2024).

21.1*	List of Subsidiaries

24.1*	Power of Attorney (included on the signature page)

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer

97.1†	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

**Furnished herewith

† Management contracts, compensation plans and arrangements.

Item 16. Form 10-K Summary

Not applicable.

HOUR LOOP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hour Loop, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hour Loop, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial positions of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 24, 2026

HOUR LOOP, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except for share and per share data)

As of December 31, 2025 and 2024

	December 31, 2025	December 31, 2024

ASSETS
Current assets
Cash	$3,792,033	$2,119,581
Accounts receivable, net	235,959	1,650,547
Inventory, net	18,298,935	14,640,632
Prepaid expenses and other current assets	619,261	327,894
Total current assets	22,946,188	18,738,654

Property and equipment, net	95,917	56,797
Deferred tax assets	609,964	1,060,104
Operating lease right-of-use lease assets	169,368	111,409
Total non-current assets	875,249	1,228,310
TOTAL ASSETS	$23,821,437	$19,966,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,200,526	$4,176,305
Credit cards payable	3,707,976	3,389,880
Short-term loan	637,348	610,967
Operating lease liabilities-current	92,362	114,540
Income taxes payable	51,147	-
Accrued expenses and other current liabilities	2,226,387	2,322,535
Due to related parties	3,810,418	4,192,995
Total current liabilities	16,726,164	14,807,222

Non-current liabilities
Operating lease liabilities-non-current	83,271	-
Deferred tax liabilities	18,143	-
Total non-current liabilities	101,414	-
Total liabilities	16,827,578	14,807,222
Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2025 and 2024	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 35,176,320 and 35,143,460 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3,518	3,514
Additional paid-in capital	5,862,683	5,802,686
Retained earnings (accumulated deficit)	1,109,674	(595,175)
Accumulated other comprehensive income (loss)	17,984	(51,283)
Total stockholders’ equity	6,993,859	5,159,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,821,437	$19,966,964

The accompanying notes are an integral part of these consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In U.S. Dollars, except for share and per share data)

For the Years Ended December 31, 2025 and 2024

	2025	2024

Revenues, net	$142,440,236	$138,252,861
Cost of revenues	(67,806,565)	(66,242,153)
Gross profit	74,633,671	72,010,708

Operating expenses
Selling and marketing	62,400,787	61,808,979
General and administrative	9,771,954	9,470,789
Total operating expenses	72,172,741	71,279,768

Income from operations	2,460,930	730,940

Other (expenses) income
Other expense	(12,280)	(12,695)
Interest expense	(184,274)	(249,587)
Other income	133,209	490,903
Total other (expenses) income, net	(63,345)	228,621

Income before income taxes	2,397,585	959,561
Income tax expense	(692,736)	(302,114)

Net income	1,704,849	657,447

Other comprehensive income (loss)
Foreign currency translation adjustments	69,267	(25,644)

Total comprehensive income	$1,774,116	$631,803

Basic and diluted income per common share	$0.05	$0.02
Weighted-average number of common shares outstanding	35,164,886	35,119,761

The accompanying notes are an integral part of these consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In U.S. Dollars, except for share data)

For the Years Ended December 31, 2025 and 2024

	Common Stock	Common Stock	Additional Paid-In	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

BALANCE AT DECEMBER 31, 2023	35,082,464	$3,508	$5,727,650	$(1,252,622)	$(25,639)	$4,452,897

Stock-based compensation	60,996	6	75,036	-	-	75,042

Currency translation adjustments	-	-	-	-	(25,644)	(25,644)

Net income	-	-	-	657,447	-	657,447

BALANCE AT DECEMBER 31, 2024	35,143,460	$3,514	$5,802,686	$(595,175)	$(51,283)	$5,159,742

Stock-based compensation	32,860	4	59,997	-	-	60,001

Currency translation adjustments	-	-	-	-	69,267	69,267

Net income	-	-	-	1,704,849	-	1,704,849

BALANCE AT DECEMBER 31, 2025	35,176,320	$3,518	$5,862,683	$1,109,674	$17,984	$6,993,859
Balance

The accompanying notes are an integral part of these consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

For the Years Ended December 31, 2025 and 2024

	2025	2024

Cash flows from operating activities
Net income	$1,704,849	$657,447
Reconciliation of net income to net cash provided by operating activities:
Depreciation expenses	41,386	119,064
Amortization of operating lease right-of-use lease assets	153,964	211,348
Deferred tax assets	450,140	244,111
Deferred tax liabilities	18,143	-
Stock-based compensation	60,001	75,042
Inventory allowance	447,841	560,293
Unrealized foreign exchange gain (loss)	88,092	(87,520)
Gain on disposal of property and equipment	(3,016)	-
Changes in operating assets and liabilities:
Accounts receivable	1,414,588	(902,897)
Inventory	(4,106,144)	(924,370)
Prepaid expenses and other current assets	(291,367)	177,079
Accounts payable	2,024,221	363,351
Credit cards payable	318,096	(1,014,565)
Accrued expenses and other current liabilities	360,275	1,043,600
Operating lease liabilities	(150,960)	(208,843)
Income taxes payable	51,147	-
Net cash provided by operating activities	2,581,256	313,140

Cash flows from investing activities:
Proceeds from disposal of property and equipment	3,016	-
Purchases of property and equipment	(78,113)	(35,996)
Net cash used in investing activities	(75,097)	(35,996)

Cash flows from financing activities:
Payments to related parties	(1,339,000)	(671,000)
Proceeds from related parties	500,000	-
Net cash used in financing activities	(839,000)	(671,000)

Effect of changes in foreign currency exchange rates	5,293	29,284

Net change in cash	1,672,452	(364,572)

Cash at beginning of year	2,119,581	2,484,153

Cash at end of year	$3,792,033	$2,119,581

Supplemental disclosures of cash flow information:
Cash paid for interest	$184,099	$249,296
Cash paid for income tax	$238,976	$211,911
Noncash investing and financing activities:
Operating lease right-of-use of assets and operating lease liabilities recognized	$207,197	$248,716

The accompanying notes are an integral part of these consolidated financial statements.

HOUR LOOP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

The relevant exchange rates are listed below:

	December 31, 2025	December 31, 2024

Period NTD: USD exchange rate	31.380	32.735
Period Average NTD: USD exchange rate	31.330	32.526

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

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost less allowance for credit loss. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. Credit losses are provided based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than 7 days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of December 31, 2025 and 2024, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of December 31, 2025 and 2024, $447,841 and $560,293, respectively, were written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is 3 years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the years ended December 31, 2025 and 2024.

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

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the years ended December 31, 2025 and 2024 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return the products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 7.26% and 7.19% of gross sales for the years ended December 31, 2025 and 2024, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $32,050,121 and $31,480,104 for the years ended December 31, 2025 and 2024, respectively, recorded as selling and marketing expenses.

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the years ended December 31, 2025 and 2024, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of December 31, 2025 and 2024, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of December 31, 2025 and 2024, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes less than 7 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. During the years ended December 31, 2025 and 2024, approximately 98% and 99%, respectively, of the Company’s revenue was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – Our policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $5,777,969 and $5,323,886 for the years ended December 31, 2025 and 2024, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the years ended December 31, 2025 and 2024. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

NOTE 2 - Recently Issued and Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 on Improvements to Reportable Segment Disclosures, which requires entities to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the CODM. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU beginning with the interim periods in the fiscal year starting January 1, 2025, and for the annual period ending December 31, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 on Improvements to Income Tax Disclosures that require greater disaggregation of income tax disclosures to the income rate tax rate reconciliation and income taxes paid. The Updates are effective for annual periods beginning after December 15, 2024. The Company adopted and applied the guidance in fiscal year 2025. The adoption did not have a material impact on our results of operations, cash flows, or financial condition, though the Company is still evaluating the disclosure impact.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures, which requires the disaggregation of certain expenses in the notes of the financials, to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. There is no material impact expected to our results of operations, cash flows and financial condition at the time of adoption, however the Company is still assessing the disclosure impact.

Except for the above-mentioned pronouncements, there are no recently issued accounting standards that will have a material impact on the consolidated financial position, statements of operations and cash flows.

NOTE 3 - Inventory

Inventory was comprised of the following as of December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024

Inventory	$16,061,329	$12,716,062
Inventory-in-transit	2,685,447	2,484,863
Allowance	(447,841)	(560,293)
Total	$18,298,935	$14,640,632

As of December 31, 2025 and 2024, $447,841 and $560,293 were written down from the cost of purchased inventory to their net realizable values, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

The allowance of inventory is recorded under cost of goods sold in the statements of operations.

NOTE 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following as of December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024

Advance to suppliers	$193,115	$71,934
Prepaid expenses-insurance	45,000	2,174
Prepaid expenses-other	79,880	33,501
Lease refundable deposit	59,780	49,939
Tax receivable	223,030	157,538
Other current assets	18,456	12,808
Total	$619,261	$327,894

As of December 31, 2025 and 2024, there was a tax receivable of $223,030 and $157,538, respectively, due to income taxes prepaid by the Company.

NOTE 5 - Property and Equipment

Property and equipment were comprised of the following as of December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024

Property and equipment	$460,477	$381,067
Accumulated depreciation and amortization	(364,560)	(324,270)
Total property and equipment, net	$95,917	$56,797

For the years ended December 31, 2025 and 2024, the Company purchased $78,113 and $35,996 of fixtures and office equipment, respectively.

For the years ended December 31, 2025 and 2024, the Company had $41,386 and $119,064,   recorded for depreciation, respectively.

For the years ended December 31, 2025 and 2024, the Company disposed $-0- and $-0- of property and equipment, respectively. The disposal resulted in a gain of $3,016, which is included in other income for the period. The cash proceeds are reflected within investing activities in the statement of cash flows.

For the years ended December 31, 2025 and 2024, the Company had no pledge on property and equipment.

NOTE 6 - Accounts Payable and Credit Cards Payable

	December 31, 2025	December 31, 2024

Accounts payable	$6,200,526	$4,176,305
Credit cards payable	3,707,976	3,389,880

The Company’s accounts payable represent amounts owed to suppliers or other creditors for goods or services purchased but not yet paid for. As of December 31, 2025 and 2024, there were accounts payable of $6,200,526 and $4,176,305, respectively.

The Company’s credit cards payable consisted of outstanding balances on credit cards held by the Company. As of December 31, 2025 and 2024, there were credit cards payable of $3,707,976 and $3,389,880, respectively.

NOTE 7 - Short-Term Loan

Line of Credit

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). As amended, the line of credit matures on May 18, 2026 and bears interest at a rate of 3.42% per annum.

As of December 31, 2025 and 2024, the outstanding balance under the Taishin line of credit was $637,348 and $610,967, respectively.

NOTE 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024

Sales tax payable	$16,069	$-
Refund liability	729,320	766,721
Accrued payroll	354,362	302,685
Accrued bonus	782,612	963,800
Accrued expenses	268,155	255,154
Other payables	75,869	34,175
Total	$2,226,387	$2,322,535

As of December 31, 2025 and 2024, the Company has accrued $729,320 and $766,721, respectively, in a proactive approach towards potential future refunds.

A bonus expense is accrued on an annual basis, when the Company’s financial or operational performance meets the required performance level. The Company has $782,612 and $963,800 accrued for bonuses as of December 31, 2025 and 2024, respectively.

NOTE 9 - Leases

The Company had two operating leases (Flywheel’s office leases in Taiwan) as of December 31, 2025. The leased assets in Flywheel are presented as operating lease right-of-use assets.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of December 31, 2025:

	Flywheel	Flywheel
	June 2025	December 2025
Initial lease term	to June 2027	to November 2028

Initial recognition of operating lease right-of-use assets	$127,226	$79,971
Weighted-average remaining lease term at December 31, 2025	1.5	2.92
Weighted-average discount rate at December 31, 2025	3.33%	3.33%

Operating lease liabilities-current as of December 31, 2025 and 2024 were $92,362 and $114,540, respectively. Operating lease liabilities-non-current as of December 31, 2025 and 2024 were $83,271 and $-0-, respectively. The operating lease right-of-use assets balance as of December 31, 2025 and 2024, were $169,368 and $111,409, respectively.

For the years ended December 31, 2025 and 2024, the amortization of the operating lease right-of-use asset was $153,964 and $211,348, respectively. These amounts were recorded in general and administrative expenses. Additionally, for the years ended December 31, 2025 and 2024, the Company made lease payments of $150,960 and $208,843, respectively, which were included in the operating cash flows statements.

The future minimum lease payment schedule for all operating leases as of December 31, 2025, is as disclosed below.

For the Year Ending December 31,	Amount

2026	$94,036
2027	61,330
2028	26,890
2029 and thereafter	-
Total minimum lease payments	182,256
Less: effect of discounting	(6,623)
Present value of the future minimum lease payment	175,633
Less: operating lease liabilities-current	(92,362)
Total operating lease liabilities-non-current	$83,271

NOTE 10 - Related Party Balances and Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. Stockholder loans and advances are payable on demand. As of December 31, 2025 and 2024, the Company had $3,810,418 and $4,192,995, respectively, due to related parties (Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company; and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company). The loan is memorialized in a subordinated Loan Agreement. As amended, the loan matures on December 31, 2026 and has an annual interest rate of 4.75%.

As of December 31, 2025, this amount included $2,660,418 in stockholder payables and $1,150,000 accrued for bonuses. As of December 31, 2024, this amount included $3,499,418 in stockholder payables and $693,577 accrued for bonuses.

For the years ended December 31, 2025 and 2024, the Company made repayments to related parties of $1,339,000 and $671,000, respectively.

For the years ended December 31, 2025 and 2024, the company received proceeds from related parties of $500,000 and $-0-, respectively

NOTE 11 – Disaggregation of Revenue

Revenue was comprised of the following for the years ended December 31, 2025 and 2024, respectively:

	2025	2024

Revenue-America	$147,116,306	$144,760,995
Revenue-International	6,943,050	4,947,516
Revenue-Other	841,029	1,148,935
Sales returns	(11,251,836)	(10,840,277)
Discounts	(1,208,313)	(1,764,308)
Total	$142,440,236	$138,252,861

NOTE 12 - Income Tax

The components of income taxes expense are as follows:

	December 31, 2025	December 31, 2024
Federal rate	21.00%	21.00%
Blended state tax rate	4.12%	4.12%
Blended statutory tax rate	25.12%	25.12%

Effective Tax Rate Reconciliation for the Year Ended December 31, 2025
		%	$
Pretax Book Income	2,397,585	21.00%	503,493
Permanent Differences	37,324	0.33%	7,838
PY Federal Perm True-up	110,378	0.97%	23,179
State income tax	137,590	7.87%	188,752
Other Deferred adjustment	-	-1.27%	(30,526)
Total Tax Expenses		28.89%	692,736

Effective Tax Rate Reconciliation for the Year Ended December 31, 2024
		%	$
Pretax Book Income	959,561	21.00%	201,508
Permanent Differences	84,240	1.84%	17,690
PY Federal Perm True-up	117,653	2.57%	24,707
State income tax	68,981	6.79%	65,198
Other Deferred adjustment	-	-0.73%	(6,989)
Total Tax Expenses		31.47%	302,114

	Current	Deferred	Total
	Income Tax	Income Tax	Income Tax
Tax Expense Summary, for the Year Ended December 31, 2025	Expense	Expense	Expense
Federal	$86,863	388,227	475,090
State	137,590	80,056	217,646
Total tax expense	$224,453	468,283	692,736

	Current	Deferred	Total
	Income Tax	Income Tax	Income Tax
Tax Expense Summary, for the Year Ended December 31, 2024	Expense	Expense	Expense
Federal	39,989	193,145	233,134
State	18,013	50,967	68,980
Total Tax Expense	58,002	244,112	302,114

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2025 and 2024 were as follows:

	Deferred Tax Assets	Deferred Tax Assets
Deferred Tax Assets summary	December 31, 2025	December 31, 2024
Federal	$520,464	$908,691
State	71,357	151,413
Foreign (non-U.S.)	18,143	-
Total	$609,964	$1,060,104

	Deferred Tax Assets	Deferred Tax Assets
Deferred Tax Assets summary	December 31, 2025	December 31, 2024
Operating lease right of use lease assets	$1,574	$787
Inventories allowance	112,518	140,743
Net loss carry forward	495,872	918,574
Total	$609,964	$1,060,104

The Company files income tax return in the U.S. federal jurisdiction and various state jurisdictions. Based on management’s evaluation, there is no provision necessary for material uncertain tax position for the Company as of December 31, 2025 and 2024.

For the years ended December 31, 2025 and 2024, the Company reported net operating income of $1,704,849 and $657,447, respectively. The net operating loss carryforward is not subject to any expiration period under federal regulations, while at the state level, the expiration period usually ranges up to 20 years, or there may be no expiration period at all.

The Company expects to generate sufficient taxable income in future periods against which the deferred tax assets can be utilized. Accordingly, a valuation allowance may not be needed.

NOTE 13 - Stockholders’ Equity

Preferred Stock

As of December 31, 2025 and 2024, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares issued and outstanding as of December 31, 2025 and 2024. The holders of the preferred stock are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of December 31, 2025 and 2024, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized. As of December 31, 2025 and 2024, there were 35,176,320 and 35,143,460 shares of common stock issued and outstanding, respectively.

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

NOTE 14 - Commitments and Contingencies

As of December 31, 2025 and 2024, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of December 31, 2025 and 2024, the Company had no pending legal proceedings. No amounts have been accrued in the audited consolidated financial statements with respect to any such matters.

NOTE 15 - Subsequent Events

On January 5, 2026, the Company issued 1,514 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.9815 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

The Company has evaluated subsequent events from the balance sheet date through March 24, 2026, the date at which the financial statements were available to be issued, and determined that, apart from the events mentioned above, there are no other subsequent events to disclose.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUR LOOP, INC.

Dated: March 24, 2026	By:	/s/ Sam Lai
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

Signature	Title	Date

/s/ Sam Lai	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board	March 24, 2026
Sam Lai	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Sau Kuen (Maggie) Yu	Director	March 24, 2026
Sau Kuen (Maggie) Yu

/s/ Michael Lenner	Director	March 24, 2026
Michael Lenner

/s/ Minghui (Alan) Gao	Director	March 24, 2026
Minghui (Alan) Gao

/s/ Hilary (Hui-Chong) Bui	Director	March 24, 2026
Hilary (Hui-Chong) Bui

69