Form 10-Q
period 2026-03-31
Hour Loop, Inc
filed 2026-05-12
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, there were 35,191,890 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Hour Loop, Inc.

Form 10-Q

Item 1. Financial Statements.

HOUR LOOP, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except for share and per share data)

As of March 31, 2026 and December 31, 2025

(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current assets
Cash	$992,886	$3,792,033
Accounts receivable, net	865,136	235,959
Inventory, net	21,087,764	18,298,935
Prepaid expenses and other current assets	815,044	619,261
Total current assets	23,760,830	22,946,188

Property and equipment, net	87,666	95,917
Deferred tax assets	398,429	609,964
Operating lease right-of-use lease assets	145,424	169,368
Total non-current assets	631,519	875,249
TOTAL ASSETS	$24,392,349	$23,821,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,784,011	$6,200,526
Credit cards payable	3,068,467	3,707,976
Short-term loan	626,076	637,348
Operating lease liabilities-current	90,728	92,362
Income taxes payable	105,962	51,147
Accrued expenses and other current liabilities	764,060	2,226,387
Due to related parties	2,060,418	3,810,418
Total current liabilities	16,499,722	16,726,164

Non-current liabilities
Operating lease liabilities-non-current	60,081	83,271
Deferred tax liabilities	17,822	18,143
Total non-current liabilities	77,903	101,414
Total liabilities	16,577,625	16,827,578
Commitments and contingencies	-

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 35,183,890 and 35,176,320 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3,518	3,518
Additional paid-in capital	5,877,682	5,862,683
Retained earnings	1,933,156	1,109,674
Accumulated other comprehensive income	368	17,984
Total stockholders’ equity	7,814,724	6,993,859

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,392,349	$23,821,437

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In U.S. Dollars, except for share and per share data)

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenues, net	$29,930,342	$25,837,090
Cost of revenues	(13,912,567)	(11,691,792)
Gross profit	16,017,775	14,145,298

Operating expenses
Selling and marketing	12,598,641	11,246,997
General and administrative	2,277,006	1,977,436
Total operating expenses	14,875,647	13,224,433

Income from operations	1,142,128	920,865

Other (expense) income
Other (expense) income	(1,808)	301
Interest expense	(33,938)	(47,055)
Other income	26,758	61,825
Total other (expense) income, net	(8,988)	15,071

Income before income taxes	1,133,140	935,936
Income tax expense	(309,658)	(281,419)

Net income	823,482	654,517

Other comprehensive loss
Foreign currency translation adjustments	(17,616)	(13,536)

Total comprehensive income	$805,866	$640,981

Basic and diluted earnings per common share	$0.02	$0.02
Weighted-average number of common shares outstanding	35,183,554	35,151,351

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In U.S. Dollars, except for share data)

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-In	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

BALANCE AT DECEMBER 31, 2024	35,143,460	$3,514	$5,802,686	$(595,175)	$(51,283)	$5,159,742

Stock-based compensation	7,980	1	14,999	-	-	15,000

Currency translation adjustments	-	-	-	-	(13,536)	(13,536)

Net income	-	-	-	654,517	-	654,517

BALANCE AT MARCH 31, 2025	35,151,440	$3,515	$5,817,685	$59,342	$(64,819)	$5,815,723

BALANCE AT DECEMBER 31, 2025	35,176,320	$3,518	$5,862,683	$1,109,674	$17,984	$6,993,859

Stock-based compensation	7,570	-	14,999	-	-	14,999

Currency translation adjustments	-	-	-	-	(17,616)	(17,616)

Net income	-	-	-	823,482	-	823,482

BALANCE AT MARCH 31, 2026	35,183,890	$3,518	$5,877,682	$1,933,156	$368	$7,814,724

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities
Net income	$823,482	$654,517
Reconciliation of net income to net cash used in operating activities:
Depreciation expenses	12,245	14,126
Amortization of operating lease right-of-use lease assets	21,038	55,383
Deferred tax assets	211,535	238,899
Stock-based compensation	14,999	15,000
Inventory allowance	409,455	497,347
Unrealized foreign exchange gain	(35,568)	(24,826)
Changes in operating assets and liabilities:
Accounts receivable	(629,177)	1,256,305
Inventory	(3,198,284)	(1,746,197)
Prepaid expenses and other current assets	(195,783)	(286,791)
Accounts payable	3,583,485	2,683,231
Credit cards payable	(639,509)	(985,515)
Accrued expenses and other current liabilities	(2,612,327)	(2,338,386)
Operating lease liabilities	(21,809)	(56,984)
Income taxes payable	54,815	-
Net cash used in operating activities	(2,201,403)	(23,891)

Cash flows from investing activities:
Purchases of property and equipment	(5,662)	(720)
Net cash used in investing activities	(5,662)	(720)

Cash flows from financing activities:
Payments to related parties	(600,000)	(839,000)
Net cash used in financing activities	(600,000)	(839,000)

Effect of changes in foreign currency exchange rates	7,918	4,152

Net change in cash	(2,799,147)	(859,459)

Cash at beginning of period	3,792,033	2,119,581

Cash at end of period	$992,886	$1,260,122

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,302	$4,986
Cash paid for income tax	$2,630	$6,230

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

Basis of Presentation - These unaudited consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the Company have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025 and notes thereto and other pertinent information contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2026.

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

The relevant exchange rates are listed below:

	March 31, 2026	December 31, 2025	March 31, 2025

Period NTD: USD exchange rate	$31.945	$31.380	$33.155
Period Average NTD: USD exchange rate	$31.810	$31.330	$32.938

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

Significant estimates include, but are not limited to, estimates associated with the collectability of accounts receivable, useful life of property and equipment, impairment of long-lived assets, valuation allowance for deferred tax assets, inventory valuation and inventory provision.

Cash and Cash Equivalents - The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash. The Company’s cash is held in the bank and covered by the Federal Deposit Insurance Corporation (“FDIC”), subject to applicable limits. Deposits are insured up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities. The Company’s cash and cash equivalents primarily consisted of cash and money market funds. Such amounts are recorded at fair value.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost less allowance for credit loss. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. Credit losses are provided based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. The Company adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than seven days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of March 31, 2026 and December 31, 2025, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of March 31, 2026 and December 31, 2025, $409,455 and $447,841, respectively, were written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory stock-keeping unit (“SKU”) not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is three years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three months ended March 31, 2026 and 2025.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

i.	Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

ii.	Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

iii.	Level 3 — Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Revenue Recognition - The Company accounts for revenues in accordance with ASC Topic 606, Revenue from Contracts with Customers. The Company adopted ASC Topic 606 as of January 1, 2019. The standard did not affect the Company’s consolidated financial position, or cash flows. There were no changes to the timing of revenue recognition as a result of the adoption.

The Company recognizes revenues in accordance with ASC Topic 606, which provided a five-step model for recognizing revenue from contracts with customers as follows:

●	Identify the contract with a customer.

●	Identify the performance obligations in the contract.

●	Determine the transaction price.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

●	Allocate the transaction price to the performance obligations in the contract.

●	Recognize revenues when or as performance obligations are satisfied.

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record platform fees paid to Amazon as an expense or as a reduction of revenue. Platform fees are recorded as sales and distribution expenses and are not recorded as a reduction of revenues because the Company as principal owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct Amazon, similarly, other third-party logistics providers (“Logistics Providers”), to return the Company’s inventories to any location specified by the Company. It is the Company’s responsibility to make any returns made by customers directly to Logistics Providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes prices of its products, can determine who fulfills the goods to the customer (Amazon or the Company) and can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement.

The Company derives its revenues from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three months ended March 31, 2026 and 2025 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenues are recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 6.73% and 6.35% of gross sales for the three months ended March 31, 2026 and 2025, respectively.

From time to time, the Company offers price discounts on certain selected items to stimulate the sales of those items. Revenues are measured as the amount of consideration for which the Company expects to be entitled in exchange for transferring goods. Consistent with this policy, the Company reduces the amount of these discounts from the gross revenues to calculate the net revenues recorded on the statement of operations.

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $6,407,406 and $5,748,972 for the three months ended March 31, 2026 and 2025, respectively, recorded as selling and marketing expenses.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets represent amounts available to reduce income taxes payable in future periods. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent the Company believe they will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative loss experience and expectations of future earnings, capital gains and investment in such jurisdiction, the carry-forward periods available to the Company’s for tax reporting purposes, and other relevant factors.

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenues or gross accounts receivable balance at the balance sheet date. During the three months ended March 31, 2026 and 2025, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of March 31, 2026 and December 31, 2025, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of March 31, 2026 and December 31, 2025, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes approximately 14 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenues from the Company’s end customers. During the three months ended March 31, 2026 and 2025, approximately 98% and 99%, respectively, of the Company’s revenues were through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – The Company’s policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $1,262,089 and $1,004,083 for the three months ended March 31, 2026 and 2025, respectively.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the three months ended March 31, 2026 and 2025. Therefore, the diluted earnings per share is the same as the basic earnings per share.

 Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

NOTE 2 - Recently Issued and Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures, which requires the disaggregation of certain expenses in the notes of the financials, to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. There is no material impact expected to the Company’s results of operations, cash flows and financial condition at the time of adoption, however the Company is still assessing the disclosure impact.

Except for the above-mentioned pronouncements, there are no recently issued accounting standards that will have a material impact on the consolidated financial position, statements of operations and cash flows.

NOTE 3 - Inventory

Inventory was comprised of the following as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025

Inventory	$16,900,034	$16,061,329
Inventory-in-transit	4,597,185	2,685,447
Allowance	(409,455)	(447,841)
Total	$21,087,764	$18,298,935

As of March 31, 2026 and December 31, 2025, $409,455 and $447,841 were written down from the cost of purchased inventory to their net realizable values, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

The allowance of inventory is recorded under cost of goods sold in the statements of operations.

NOTE 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025

Advance to suppliers	$400,853	$193,115
Prepaid expenses-insurance	33,750	45,000
Prepaid expenses-other	124,005	79,880
Lease refundable deposit	56,372	59,780
Tax receivable	181,970	223,030
Other current assets	18,094	18,456
Total	$815,044	$619,261

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026 and December 31, 2025, there was a tax receivable of $181,970 and $223,030, respectively, due to income taxes prepaid by the Company.

NOTE 5 - Property and Equipment

Property and equipment were comprised of the following as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025

Property and equipment	$457,971	$460,477
Accumulated depreciation and amortization	(370,305)	(364,560)
Total property and equipment, net	$87,666	$95,917

For the three months ended March 31, 2026 and 2025, the Company purchased $5,662 and $720 of fixtures and office equipment, respectively.

For the three months ended March 31, 2026 and 2025, the Company had $12,245 and $14,126, recorded for depreciation, respectively.

For the three months ended March 31, 2026 and 2025, the Company had no disposal or pledge on property and equipment.

NOTE 6 - Accounts Payable and Credit Cards Payable

	March 31, 2026	December 31, 2025

Accounts payable	$9,784,011	$6,200,526
Credit cards payable	3,068,467	3,707,976

The Company’s accounts payable represent amounts owed to suppliers or other creditors for goods or services purchased but not yet paid for. As of March 31, 2026 and December 31, 2025, there were accounts payable of $9,784,011 and $6,200,526, respectively.

The Company’s credit cards payable consisted of outstanding balances on credit cards held by the Company. As of March 31, 2026 and December 31, 2025, there were credit cards payable of $3,068,467 and $3,707,976, respectively.

NOTE 7 - Short-Term Loan

Line of Credit

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). As amended, the line of credit matures on May 18, 2026 and bears interest at a rate of 3.42% per annum.

As of March 31, 2026 and December 31, 2025, the outstanding balance under the Taishin line of credit was $626,076 and $637,348, respectively.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025

Sales tax payable	$6,084	$16,069
Refund liability	-	729,320
Accrued payroll	341,144	354,362
Accrued bonus	165,910	782,612
Accrued expenses	199,639	268,155
Accrued interest	28,596	-
Other payables	22,687	75,869
Total	$764,060	$2,226,387

As of March 31, 2026 and December 31, 2025, the Company has accrued $0 and $729,320, respectively, in a proactive approach towards potential future refunds.

A bonus expense is accrued on an annual basis, when the Company’s financial or operational performance meets the required performance level. The Company has $165,910 and $782,612 accrued for bonuses as of March 31, 2026 and December 31, 2025, respectively.

NOTE 9 - Leases

The Company had two operating leases (Flywheel’s office leases in Taiwan) as of March 31, 2026. The leased assets in Flywheel are presented as operating lease right-of-use assets.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of March 31, 2026:

	Flywheel	Flywheel
	June 2025	December 2025
Initial lease term	to June 2027	to November 2028

Initial recognition of operating lease right-of-use assets	$127,226	$79,971
Weighted-average remaining lease term at March 31, 2026	1.25	2.67
Weighted-average discount rate at March 31, 2026	3.33%	3.33%

Operating lease liabilities-current as of March 31, 2026 and December 31, 2025 were $90,728 and $92,362, respectively. Operating lease liabilities-non-current as of March 31, 2026 and December 31, 2025 were $60,081 and $83,271, respectively. The operating lease right-of-use assets balance as of March 31, 2026 and December 31, 2025, were $145,424 and $169,368, respectively.

For the three months ended March 31, 2026 and 2025, the amortization of the operating lease right-of-use asset was $21,038 and $55,383, respectively. These amounts were recorded in general and administrative expenses. Additionally, for the three months ended March 31, 2026 and 2025, the Company made lease payments of $23,191 and $57,757, respectively, which were included in the operating cash flows statements.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The future minimum lease payment schedule for all operating leases as of March 31, 2026, is as disclosed below.

For the Year Ending March 31,	Amount

2026 (remainder)	$69,279
2027	60,245
2028	26,414
2029 and thereafter	-
Total minimum lease payments	155,938
Less: effect of discounting	(5,129)
Present value of the future minimum lease payment	150,809
Less: operating lease liabilities-current	(90,728)
Total operating lease liabilities-non-current	$60,081

NOTE 10 - Related Party Balances and Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. Stockholder loans and advances are payable on demand. As of March 31, 2026 and December 31, 2025, the Company had $2,060,418 and $3,810,418, respectively, due to related parties (Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company; and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company). The loan is memorialized in a subordinated Loan Agreement. As amended, the loan matures on December 31, 2026 and has an annual interest rate of 4.75%.

As of March 31, 2026, this amount included $2,060,418 in stockholder payables and $0 accrued for bonuses. As of December 31, 2025, this amount included $2,660,418 in stockholder payables and $1,150,000 accrued for bonuses.

For the three months ended March 31, 2026 and 2025, the Company made repayments to related parties of $600,000 and $839,000, respectively.

NOTE 11 – Disaggregation of Revenues

Revenues were comprised of the following for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025

Revenues-U.S.	$30,599,413	$26,602,547
Revenues-International	1,560,528	951,439
Revenues-Other	260,503	302,255
Sales returns	(2,182,061)	(1,767,559)
Discounts	(308,041)	(251,592)
Total	$29,930,342	$25,837,090

NOTE 12 - Income Tax

The components of income taxes expense are as follows:

Effective Tax Rate Reconciliation for the Three Months Ended March 31, 2026
Pretax book income	$1,133,140	21.00%	$237,959
Permanent differences	24,113	0.45%	5,064
Prior year federal permanent differences true-up	110,378	2.05%	23,179
State income tax	58,036	0.14%	1,558
Other deferred adjustment	-	3.70%	41,898
Total tax expense		27.33%	$309,658

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Effective Tax Rate Reconciliation for the Three Months Ended March 31, 2025
Pre-tax book income	$935,936	21.00%	$196,547
Permanent differences	18,862	0.42%	3,961
Prior year federal permanent differences true-up	117,653	2.64%	24,707
State income tax	42,326	4.38%	40,984
Other deferred adjustment	-	1.63%	15,220
Total tax expense		30.07%	$281,419

	Current	Deferred Income Tax	Total
	Income Tax	Expense	Income Tax
Tax Expense Summary, for the Three Months Ended March 31, 2026	Expense	(Benefit)	Expense
Federal	$40,408	255,504	295,912
State	58,036	(44,290)	13,746
Total tax expense	$98,444	211,214	309,658

Tax Expense Summary, for the Three Months Ended March 31, 2025	Current Income Tax Expense	Deferred Income Tax Expense	Total Income Tax Expense
Federal	$36,127	$202,966	$239,093
State	6,393	35,933	42,326
Total tax expense	$42,520	238,899	$281,419

Income taxes paid, were $2,630 for the three months ended March 31, 2026. Such payments consisted of state income tax payments to Connecticut, Minnesota, New York and Pennsylvania.

Income taxes paid, were $6,230 for the three months ended March 31, 2025. Such payments consisted of state income tax payments to Minnesota, Massachusetts, Pennsylvania, Connecticut and New York.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of March 31, 2026 and December 31, 2025 were as follows:

Deferred Tax Assets Summary	March 31, 2026	December 31, 2025
Federal	$264,960	$520,464
State	115,647	71,357
Foreign (non-U.S.)	17,822	18,143
Total	$398,429	$609,964

Deferred Tax Assets Summary	March 31, 2026	December 31, 2025
Operating lease right of use lease assets	$1,353	$1,574
Inventories allowance	102,874	112,518
Net loss carry forward	294,202	495,872
Total	$398,429	$609,964

The Company files income tax return in the U.S. federal jurisdiction and various state jurisdictions. Based on management’s evaluation, there is no provision necessary for material uncertain tax position for the Company as of March 31, 2026 and December 31, 2025.

For the three months ended March 31, 2026 and for the year ended December 31, 2025, the Company reported net operating income of $823,482 and $1,704,849, respectively. The net operating loss carryforward is not subject to any expiration period under federal regulations, while at the state level, the expiration period usually ranges up to 20 years, or there may be no expiration period at all.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to generate sufficient taxable income in future periods against which the deferred tax assets can be utilized. Accordingly, a valuation allowance may not be needed.

NOTE 13 - Stockholders’ Equity

Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares issued and outstanding as of March 31, 2026 and December 31, 2025. The holders of the preferred stock are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of March 31, 2026 and December 31, 2025, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized. As of March 31, 2026 and December 31, 2025, there were 35,183,890 and 35,176,320 shares of common stock issued and outstanding, respectively.

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

NOTE 14 - Commitments and Contingencies

As of March 31, 2026 and December 31, 2025, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of March 31, 2026 and December 31, 2025, the Company had no pending material legal proceedings. No amounts have been accrued in the unaudited consolidated financial statements with respect to any such matters.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Subsequent Events

Director Equity Issuances

On April 6, 2026, the Company issued 1,600 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.8745 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

Executive Officer Advance

Due to changes in Amazon’s Disbursement Policy, daily remittances are now delayed by seven days. In April 2026, Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company, and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company, advanced a total of $1,601,000 to the Company to provide support. At present, no formal contract has been entered into.

The Company has evaluated subsequent events from the balance sheet date through May 12, 2026, the date at which the financial statements were available to be issued, and determined that, apart from the events mentioned above, there are no other subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of Hour Loop, Inc. (“we,” “us,” “our,” “Hour Loop” or the “Company”). The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

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

Overview

Our Business

We are an online retailer engaged in e-commerce retailing in the U.S. market. We have operated as a third-party seller on www.amazon.com (“Amazon”) since 2013, and on www.walmart.com (“Walmart”) since 2020. We have also sold merchandise on our website at www.hourloop.com since 2013. To date, we have generated practically all of our revenues as a third-party seller on Amazon and only a negligible amount of revenues from our operations on our website at www.hourloop.com and as a third-party seller on Walmart. We manage more than 100,000 stock-keeping units (“SKUs”). Product categories include home/garden décor, toys, kitchenware, apparel, and electronics. Our primary strategy is to bring most of our vendors’ product selections to the customers. We have advanced software that assists us in identifying product gaps so we can keep such products in stock year-round including the entirety of the fourth quarter (holiday season) of the calendar year. In upcoming years, we plan to expand our business rapidly by increasing the number of business managers, vendors and SKUs.

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

Tariff Impact and Response Measures

In the first quarter of 2026, the global trade environment shifted significantly following the U.S. Supreme Court’s February 20, 2026 ruling that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs, thereby invalidating the reciprocal tariff regime in place throughout 2025. Shortly thereafter, on February 24, 2026, President Donald Trump invoked Section 122 of the Trade Act of 1974, as amended, imposing a temporary 10% global import surcharge on most goods entering the United States for an initial period of 150 days. Concurrently, the suspension of the “de minimis” exemption for low-value shipments ($800 or less) remained in effect, requiring formal entry and duty payment on all parcels. On March 11, 2026, the Office of the U.S. Trade Representative initiated new Section 301 investigations into manufacturing overcapacity and forced labor across 16 economies, including China, which may result in additional, non-timebound tariff measures.

Our proactive inventory positioning in 2025 provided a temporary buffer during the early months of 2026. However, the Section 122 surcharge and the loss of de minimis treatment have materially increased landed costs and compliance requirements. In response, the Company has undertaken supply chain diversification initiatives, adjusted logistics and customs processes, and implemented selective price increases to mitigate margin pressure. We continue to monitor ongoing trade policy developments, including the potential outcomes of the Section 301 investigations, and remain prepared to adopt further pricing or sourcing adjustments to preserve supply chain continuity and financial resilience in this evolving regulatory environment.

Pricing Strategy and Policies

In an ideal world, we would like to price our products at key stone pricing or double wholesale cost. However, we operate in a hypercompetitive environment and we must stay competitive. Therefore, we must draw a good balance between gross margin and revenue. Our main objectives focus on increasing volume and maximizing profits, which is achieved with a customized auto pricing system we developed internally, in combination with well-trained business managers’ judgment on pricing skills, as well as constant monitoring. One principal feature of the pricing system is that it automatically syncs public data of competing offers from Amazon regularly, so business managers can set and adjust pricing based on accurate data, and thus be able to set optimal selling prices for products. In addition, the system is constantly improved with new features and optimizations.

At a high level, our automated pricing tool helps us stay competitive while our business managers mainly focus on increasing gross margins. Our proprietary repricing tool analyzes sales trends, projected sales, inventory age, inventory cost, potential profits, Fulfillment by Amazon (“FBA”) fees, competing offers, and seasonality and determines an urgency level. Then, depending on the level of urgency, it automatically adjusts prices accordingly.

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

The following subsections provide more insight into various pricing strategies we have developed over the years. Our internal training mainly focuses on competition-based and value-based pricing policies.

1.	Competition-Based Pricing Policy: 15% of our products are toys, which are extremely popular and competitive. In this type of environment, where volume is high but gross margin is low, our main strategy is to purchase large quantities, so we can increase sales volume and price competitively while maintaining an average return on investment (“ROI”) of at least 15%. We use the competition-based pricing policy to match competitors’ prices, which means constantly winning Buy Box (as described below). Our pricing system is capable of automatically matching all Buy Box.
2.	Promotional Pricing Policy: To boost lagging sales, we adapted our own promotional pricing policy, which involves offering modest discounts on products with inventory age over 45 days, which proves to be cost-effective at reducing the number of low turn-over SKUs.
3.	Value-Based Pricing Policy: We incorporate a value-based pricing strategy when inventories are constrained, which can happen when customer demand suddenly spikes due to external factors, supply shortage, or seasonal spikes. We set prices to reflect the value perceived by customers, especially on products under gift categories when consumer demands are higher. Contrary to a typical seller, we opt to maintain high gross margin instead of marking down prices and running special deals during the high-demand season during the fourth quarter. Therefore, business managers can achieve increases in both sales and high average ROI of 40%.

Buy Box on amazon.com is the top right section on a product page where customers can directly add items to their shopping carts. Since many sellers on Amazon can sell the same product, they must compete to “win the Buy Box” for a certain product. Winning the Amazon Buy Box simply means that you were chosen for the Buy Box placement. When you win this placement, customers have a button to directly add your product to their carts, giving you an advantage over competing sellers. For a seller to be eligible for the Buy Box, they must meet a set of performance-based requirements, including order defect rate, customer shopping experience, time and experience on the Amazon selling platform, and status as a professional seller.

Beginning in 2026, the Company also faced additional cost pressures from Amazon’s labeling service discontinuation and changes to the commingled inventory policy. Prior to 2026, the Company contracted with Amazon to provide labeling and packaging (such as polybagging and bubble wrapping) services for the Company. Effective January 1, 2026, Amazon ceased providing these services for its sellers. Accordingly, sellers, including the Company, are now responsible for all inventory preparation prior to delivery at Amazon fulfillment centers. In response, the Company has, among other things, (i) engaged external fulfillment partners to manage labeling and preparation, resulting in an incremental increase in variable fulfillment costs per unit; and (ii) integrated FNSKU labeling and Amazon-compliant packaging directly into the manufacturing process at the source, which resulted in increases to cost of revenues and selling and marketing expenses.  Labeling-related costs are expected to have an impact   going forward. Although the impact is not considered material, the Company has disclosed the level of impact for transparency; however, the Company also successfully secured more advertising fund support and negotiated better vendor discounts. These measures helped offset rising costs and ensured that overall profitability remained stable for the three months ended March 31, 2026.

Recent Developments

Executive Officer Cash Bonuses

On January 28, 2026, the Company’s Audit Committee and the Board of Directors approved the payment of cash bonuses to Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer, and Maggie Yu, the Company’s Senior Vice President and a member of the Board of Directors, in the amount of $500,000 and $450,000, respectively. Mr. Lai and Ms. Yu are husband and wife, and together beneficially own approximately 94.84% of the voting power of the Company’s outstanding common stock. The Company paid such cash bonuses to Mr. Lai and Ms. Yu on March 25 and March 18, 2026, respectively.

Addendum No. 6 to Lai Employment Agreement

On February 24, 2026, the Company entered into Addendum No. 6 (the “Lai Addendum”) to Executive Employment Agreement, as amended, with Mr. Lai (the “Lai Agreement”). Pursuant to the terms of the Lai Addendum, Mr. Lai’s bonus targets and payments were set as follows:

●	If the Company grows its net profits (excluding taxes and executives’ bonuses) to at least $750,000 during the 2026 fiscal year, Mr. Lai will receive a bonus equal to 50% of Base Salary (as defined in the Lai Agreement).
●	If the Company grows its net profits (excluding taxes and executives’ bonuses) to at least $1,500,000 during the 2026 fiscal year, Mr. Lai will receive a bonus equal to 100% of Base Salary.

The satisfaction of the above conditions will be determined at the end of the 2026 fiscal year. For the avoidance of doubt, only one of the above bonus amounts, if at all, will be payable.

In addition, pursuant to the terms of the Lai Addendum, Mr. Lai is entitled to receive a guaranteed bonus of $100,000 on December 22, 2026.

Addendum No. 6 to Yu Employment Agreement

Also on February 24, 2026, the Company entered into Addendum No. 6 (the “Yu Addendum”) to Executive Employment Agreement, as amended, with Ms. Yu (the “Yu Agreement”). Pursuant to the terms of the Yu Addendum, Ms. Yu’s bonus targets and payments were set as follows:

●	If the Company acquires at least 100 new vendors during the 2026 fiscal year, Ms. Yu will receive a bonus equal to 50% of Base Salary (as defined in the Yu Agreement).
●	If the Company acquires at least 135 new vendors during the 2026 fiscal year, Ms. Yu will receive a bonus equal to 100% of her Base Salary.

The satisfaction of the above conditions will be determined at the end of the 2026 fiscal year. For the avoidance of doubt, only one of the above bonus amounts, if at all, will be payable.

In addition, pursuant to the terms of the Yu Addendum, Ms. Yu is entitled to receive a guaranteed bonus of $100,000 on December 22, 2026.

Bylaws Amendment

On March 16, 2026, the Company’s Board of Directors adopted an amendment (the “Bylaws Amendment”) to the Company’s bylaws (the “Bylaws”).

Prior to adoption of the Bylaws Amendment, the second sentence of Section 7.4 of the Bylaws provided that “[i]f any action is brought by any party against another party, relating to or arising out of [the] Bylaws, or the enforcement hereof, the prevailing party shall be entitled to recover from the other party reasonable attorneys’ fees, costs and expenses incurred in connection with the prosecution or defense of such action, provided that the provisions of this sentence shall not apply with respect to “internal corporate claims” as defined in Section 109(b) of the [Delaware General Corporation Law]”, and Section 7.5 of the Bylaws provided (and continues to provide following adoption of the Bylaws Amendment) that “[a]ll powers, duties and responsibilities provided for in [the] Bylaws, whether or not explicitly so qualified, are qualified by the provisions of the [Company’s certificate of incorporation] and applicable law”.

The Bylaws Amendment had the effect of amending and restating the second sentence of Section 7.4 of the Bylaws to read as follows: “If any action is brought by any party against another party, relating to or arising out of these Bylaws, or the enforcement hereof, the prevailing party shall be entitled to recover from the other party reasonable attorneys’ fees, costs and expenses incurred in connection with the prosecution or defense of such action, provided that the provisions of this sentence shall not apply with respect to “internal corporate claims” as defined in Section 115 of the DGCL or in connection with any other claim that a stockholder, acting in its capacity as a stockholder or in the right of the Corporation, has brought in an action, suit or proceeding.” In addition, the Bylaws Amendment added a new sentence to the end of Section 7.4 of the Bylaws, providing as follows: “Unless the Corporation consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, including, in each case, any and all claims brought either directly or derivatively.”

The Bylaws Amendment was intended to (i) clarify that, consistent with Section 7.5 of the Bylaws and the provisions of the Delaware General Corporation Law, including Section 109(b) thereof, the Bylaws do not contain any provision that would impose liability on a stockholder for the attorneys’ fees or expenses of the Company or any other party in connection with an internal corporate claim, or in connection with any other claim that a stockholder, acting in its capacity as a stockholder or in the right of the Company, has brought in an action, suit or proceeding; and (ii) provide that all direct and derivative claims related to the Securities Act or the Exchange Act must be brought solely in a U.S. federal court.

Director Equity Issuances

On April 6, 2026, the Company issued 1,600 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.8745 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

Executive Officer Advance

Due to changes in Amazon’s Disbursement Policy, daily remittances are now delayed by seven days. In April 2026, Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company, and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company, advanced a total of $1,601,000 to the Company to provide support. At present, no formal contract has been entered into.

Our Financial Position

For the three months ended March 31, 2026 and 2025, we generated net revenues of $29,930,342 and $25,837,090, respectively, and reported net income of $823,482 and $654,517, respectively, and cash flow used in operating activities of $2,201,403 and $23,891, respectively. As noted in our unaudited consolidated financial statements, as of March 31, 2026, we had retained earnings of $1,933,156.

Results of Operations

The following table shows a comparison of our unaudited income statements for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Statement of Operations Data
Revenues, net	$29,930,342	$25,837,090
Cost of revenues	(13,912,567)	(11,691,792)
Gross profit	16,017,775	14,145,298
Total operating expenses	14,875,647	13,224,433
Income from operations	1,142,128	920,865
Total other (expenses) income, net	(8,988)	15,071
Income tax expense	(309,658)	(281,419)
Net income	823,482	654,517
Other comprehensive loss	(17,616)	(13,536)
Total comprehensive income	$805,866	$640,981

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

Revenues, Net

The Company generated $29,930,342 in revenues, net in the three months ended March 31, 2026, as compared to $25,837,090 in revenues, net in the same period in 2025. This represents an increase in revenues, net of $4,093,252, or 15.8%. We attribute this increase to our continued growth and maturity in our operating model, despite an overall e-commerce traffic slowdown and intense competition.

Our total orders in the three months ended March 31, 2026 were approximately 1,359,094, as compared to 1,229,792 orders in the three months ended March 31, 2025, representing an increase of 10.5%. The growth in order volume was the primary driver of revenue expansion. In addition, the higher average order value contributed to revenue growth exceeding the pace of order growth. While competitive pricing strategies and promotional discounts moderated unit pricing, the combination of increased order volume and sustained customer engagement resulted in meaningful revenue gains.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2026 totaled $13,912,567, as compared to $11,691,792 for the three months ended March 31, 2025. Cost of revenues includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods. In 2026, Amazon implemented changes to its Fulfillment by Amazon (FBA) fee structure. Beginning January 15, 2026, fulfillment fees for certain product categories were adjusted, with increases for higher-priced standard-size items and reductions for select bulky items. In addition, effective April 17, 2026, Amazon introduced a 3.5% fuel and logistics surcharge applicable to FBA in the United States and Canada, as well as cross-border Remote Fulfillment programs. These changes, together with revised inventory and return handling policies, are expected to increase operating costs for sellers. The Company has assessed that the impact is not material; however, the level of impact has been disclosed for transparency.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2026 totaled $14,875,647, representing a $1,651,214, or 12.5%, increase from the $13,224,433 of total operating expenses for the three months ended March 31, 2025. This change was caused by an increase in operating efficiency.

Total Other (Expenses) Income, Net

Total other expenses, net, for the three months ended March 31, 2026 was $8,988, compared to total other income, net, of $15,071 for the three months ended March 31, 2025, representing a $24,059, or 159.6%, decrease in total other income, net. This decrease was due to the Company received a subsidy from the High-Value Industrial Promotion Fund in 2025.

Total Comprehensive Income

Total comprehensive income for the three months ended March 31, 2026 was $805,866, as compared to $640,981 for the three months ended March 31, 2025. The increase in total comprehensive income was attributed to the reasons mentioned above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $992,886 and $3,792,033 as of March 31, 2026 and December 31, 2025, respectively.

Our primary uses of cash have been for inventory, payments to Amazon related to sales and shipping of products, for services provided, payments for marketing and advertising, and salaries paid to our employees. We have received funds from the sales of products that we sell online. The following trends are reasonably likely to result in changes in our liquidity over the near- to long-term:

●	An increase in working capital requirements to finance the rapid growth in our current business;
●	An increase in fees paid to Amazon and other partners as our sales grow;
●	The cost of being a public company;
●	Marketing and advertising expenses for attracting new customers;
●	Capital requirements for the development of additional infrastructure; and
●	Increased costs and inventory carrying requirements associated with import tariffs and global trade policy uncertainty.

We generate liquidity from the profitability of our ongoing business, and from debt to fund our operations.

The following table shows a summary of our cash flows for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Statement of Cash Flows
Net cash used in operating activities	$(2,201,403)	$(23,891)
Net cash used in investing activities	$(5,662)	$(720)
Net cash used in financing activities	$(600,000)	$(839,000)
Effect of changes in foreign currency exchange rates	$7,918	$4,152
Net decrease in cash	$(2,799,147)	$(859,459)
Cash - beginning of the period	$3,792,033	$2,119,581
Cash - end of the period	$992,886	$1,260,122

Net Cash Used in Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities amounted to $2,201,403, as compared to $23,891 of net cash used in operating activities for the three months ended March 31, 2025. The increase in net cash used in operating activities was primarily driven by higher inventory purchases during 2026. As part of our strategy to ensure product availability and mitigate supply chain risks under evolving trade policies and in light of discontinuation of Amazon’s labeling service, we invested more heavily in inventory.

Despite the increase in revenues to $29,930,342 for the three months ended March 31, 2026, as compared to $25,837,090 for the three months ended March 31, 2025, the increase in revenues was offset by a corresponding increase in cost of revenues of $2,220,775 and an increase in operating expenses of $1,651,214.

Net Cash Used in Investing Activities

For the three months ended March 31, 2026, $5,662 in net cash was used in investing activities, compared to $720 in net cash used in investing activities for the three months ended March 31, 2025. The increase primarily reflects higher purchases of property and equipment for the three months ended March 31, 2026.

Net Cash Used in Financing Activities

For the three months ended March 31, 2026, net cash used in financing activities amounted to $600,000, as compared to net cash used in financing activities of $839,000 for the three months ended March 31, 2025. The cash outflow was primarily due to repayments made to related parties for the three months ended March 31, 2026 and 2025.

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

Taishin International Bank

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). As amended, the line of credit matures on May 18, 2026 and bears interest at a rate of 3.42% per annum. As of March 31, 2026 and December 31, 2025, the outstanding balance under the Taishin line of credit was $626,076 and $637,348, respectively.

Affiliated Loans

From time to time, we receive loans and advances from our stockholders to fund our operations. As of March 31, 2026, we had a total of $2,060,418 due to related parties, which included $2,060,418 in stockholder payables and $0 accrued for bonuses. As of December 31, 2025, we had a total of $3,810,418 due to related parties, which included $2,660,418 in stockholder payables and $1,150,000 accrued for bonuses. While stockholder payables are generally non-interest bearing and payable on demand, we and our stockholders have entered into loan agreements for loans with terms over one year.

July 2021 Loan

On July 27, 2021, the Company, Mr. Lai and Ms. Yu entered into a loan agreement with a principal amount of $4,170,418. The loan is subordinated. As amended, the loan matures on December 31, 2026 and has an annual interest rate of 4.75%.

Leases

We have two operating leases (Flywheel has two office leases in Taiwan). The respective lease terms are June 10, 2025 to July 9, 2027, and December 1, 2025 to November 30, 2028, respectively.

For the Year Ending March 31,	Amount

2026 (remainder)	$69,279
2027	60,245
2028	26,414
2029 and thereafter	-
Total minimum lease payments	155,938
Less: effect of discounting	(5,129)
Present value of the future minimum lease payment	150,809
Less: operating lease liabilities-current	(90,728)
Total operating lease liabilities-non-current	$60,081

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

Cash and Cash Equivalents - The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash. The Company’s cash is held in the bank and covered by the Federal Deposit Insurance Corporation (“FDIC”), subject to applicable limits. Deposits are insured up to $250,000 per depositor, per FDIC-insured bank, per ownership category. Cash equivalents and marketable securities are comprised of time deposits, money market funds, highly liquid government bonds, corporate debt securities, mortgage-backed and asset-backed securities, and marketable equity securities. The Company’s cash and cash equivalents primarily consisted of cash and money market funds. Such amounts are recorded at fair value.

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost less allowance for credit loss. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. Credit losses are provided based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. The Company adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than seven days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of March 31, 2026 and December 31, 2025, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of March 31, 2026 and December 31, 2025, $409,455 and $447,841, respectively, were written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is three years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three months ended March 31, 2026 and 2025.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

i.	Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

ii.	Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

iii.	Level 3 — Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Revenue Recognition - The Company accounts for revenues in accordance with ASC Topic 606, Revenue from Contracts with Customers. The Company adopted ASC Topic 606 as of January 1, 2019. The standard did not affect the Company’s consolidated financial position, or cash flows. There were no changes to the timing of revenue recognition as a result of the adoption.

The Company recognizes revenues in accordance with ASC Topic 606, which provided a five-step model for recognizing revenues from contracts with customers as follows:

●	Identify the contract with a customer.

●	Identify the performance obligations in the contract.

●	Determine the transaction price.

●	Allocate the transaction price to the performance obligations in the contract.

●	Recognize revenues when or as performance obligations are satisfied.

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record platform fees paid to Amazon as an expense or as a reduction of revenue. Platform fees are recorded as sales and distribution expenses and are not recorded as a reduction of revenues because the Company as principal owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct Amazon, similarly, other third-party logistics providers (“Logistics Providers”), to return the Company’s inventories to any location specified by the Company. It is the Company’s responsibility to make any returns made by customers directly to Logistics Providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes prices of its products, can determine who fulfills the goods to the customer (Amazon or the Company) and can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement.

The Company derives its revenues from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three months ended March 31, 2026 and 2025 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenues are recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 6.73% and 6.35% of gross sales for the three months ended March 31, 2026 and 2025, respectively.

From time to time, the Company offers price discounts on certain selected items to stimulate the sales of those items. Revenues are measured as the amount of consideration for which the Company expects to be entitled in exchange for transferring goods. Consistent with this policy, the Company reduces the amount of these discounts from the gross revenues to calculate the net revenues recorded on the statement of operations.

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $6,407,406 and $5,748,972 for the three months ended March 31, 2026 and 2025, respectively, recorded as selling and marketing expenses.

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

Deferred tax assets represent amounts available to reduce income taxes payable in future periods. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent the Company believe they will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative loss experience and expectations of future earnings, capital gains and investment in such jurisdiction, the carry-forward periods available to the Company’s for tax reporting purposes, and other relevant factors.

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenues or gross accounts receivable balance at the balance sheet date. During the three months ended March 31, 2026 and 2025, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of March 31, 2026 and December 31, 2025, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of March 31, 2026 and December 31, 2025, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the reimbursement from Amazon to the Company usually takes approximately 14 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenues from the Company’s end customers. During the three months ended March 31, 2026 and 2025, approximately 98% and 99%, respectively, of the Company’s revenues was through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – The Company’s policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $1,262,089 and $1,004,083 for the three months ended March 31, 2026 and 2025, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the three months ended March 31, 2026 and 2025. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to disclose material changes to the risk factors that were contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 6, 2026, the Company issued 1,600 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.8745 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1	Amendment to Bylaws of the registrant, dated March 16, 2026 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2026).
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 24, 2026).
10.1†	Addendum No. 6 to Executive Employment Agreement, dated as of February 24, 2026, between the registrant and Sam Lai (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2026).
10.2†	Addendum No. 6 to Executive Employment Agreement, dated as of February 24, 2026, between the registrant and Sau Kuen Yu (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2026).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Management contracts, compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOUR LOOP, INC.

Dated: May 12, 2026	By:	/s/ Sam Lai
Sam Lai
Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

