Form 10-Q
period 2026-06-30
Hour Loop, Inc
filed 2026-08-11
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, there were 35,199,820 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Hour Loop, Inc.

Form 10-Q

Item 1. Financial Statements.

HOUR LOOP, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except for share and per share data)

As of June 30, 2026 and December 31, 2025

(Unaudited)

	June 30, 2026	December 31, 2025

ASSETS
Current assets
Cash	$985,404	$3,792,033
Accounts receivable, net	2,706,742	235,959
Inventory, net	20,852,287	18,298,935
Prepaid expenses and other current assets	1,143,145	619,261
Total current assets	25,687,578	22,946,188

Property and equipment, net	75,791	95,917
Deferred tax assets	293,089	609,964
Operating lease right-of-use lease assets	124,861	169,368
Total non-current assets	493,741	875,249
TOTAL ASSETS	$26,181,319	$23,821,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,454,369	$6,200,526
Credit cards payable	3,666,375	3,707,976
Short-term loan	628,931	637,348
Operating lease liabilities-current	91,142	92,362
Income taxes payable	172,762	51,147
Accrued expenses and other current liabilities	833,051	2,226,387
Due to related parties	3,410,418	3,810,418
Total current liabilities	17,257,048	16,726,164

Non-current liabilities
Operating lease liabilities-non-current	38,357	83,271
Deferred tax liabilities	546	18,143
Total non-current liabilities	38,903	101,414
Total liabilities	17,295,951	16,827,578
Commitments and contingencies	-

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 35,191,890 and 35,176,320 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3,519	3,518
Additional paid-in capital	5,892,681	5,862,683
Retained earnings	2,984,841	1,109,674
Accumulated other comprehensive income	4,327	17,984
Total stockholders’ equity	8,885,368	6,993,859

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,181,319	$23,821,437

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In U.S. Dollars, except for share and per share data)

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues, net	$33,944,191	$27,103,106	$63,874,533	$52,940,196
Cost of revenues	(15,976,053)	(11,605,754)	(29,888,620)	(23,297,546)
Gross profit	17,968,138	15,497,352	33,985,913	29,642,650

Operating expenses
Selling and marketing	14,518,903	11,715,571	27,117,544	22,962,568
General and administrative	2,164,849	2,160,930	4,441,855	4,138,366
Total operating expenses	16,683,752	13,876,501	31,559,399	27,100,934

Income from operations	1,284,386	1,620,851	2,426,514	2,541,716

Other (expense) income
Other expense	(448)	(2,300)	(2,256)	(1,999)
Interest expense	(46,335)	(43,782)	(80,273)	(90,837)
Other income	20,073	7,912	46,831	69,737
Total other (expense) income, net	(26,710)	(38,170)	(35,698)	(23,099)

Income before income taxes	1,257,676	1,582,681	2,390,816	2,518,617
Income tax expense	(205,991)	(405,680)	(515,649)	(687,099)

Net income	1,051,685	1,177,001	1,875,167	1,831,518

Other comprehensive income (loss)
Foreign currency translation adjustments	3,959	154,939	(13,657)	141,403

Total comprehensive income	$1,055,644	$1,331,940	$1,861,510	$1,972,921

Basic and diluted earnings per common share	$0.03	$0.04	$0.05	$0.06
Weighted-average number of common shares outstanding	35,191,368	35,160,095	35,187,524	35,155,795

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In U.S. Dollars, except for share data)

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

For the three months ended June 30, 2026 and 2025

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss (Income)	Equity

BALANCE AT MARCH 31, 2026	35,183,890	$3,518	$5,877,682	$1,933,156	$368	$7,814,724

Stock-based compensation	8,000	1	14,999	-	-	15,000

Currency translation adjustments	-	-	-	-	3,959	3,959

Net income	-	-	-	1,051,685	-	1,051,685

BALANCE AT JUNE 30, 2026	35,191,890	$3,519	$5,892,681	$2,984,841	$4,327	$8,885,368

BALANCE AT MARCH 31, 2025	35,151,440	$3,515	$5,817,685	$59,342	$(64,819)	$5,815,723

Stock-based compensation	8,750	1	15,000	-	-	15,001

Currency translation adjustments	-	-	-	-	154,939	154,939

Net income	-	-	-	1,177,001	-	1,177,001

BALANCE AT JUNE 30, 2025	35,160,190	$3,516	$5,832,685	$1,236,343	$90,120	$7,162,664

For the six months ended June 30, 2026 and 2025

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Loss (Income)	Equity

BALANCE AT DECEMBER 31, 2025	35,176,320	$3,518	$5,862,683	$1,109,674	$17,984	$6,993,859

Stock-based compensation	15,570	1	29,998	-	-	29,999

Currency translation adjustments	-	-	-	-	(13,657)	(13,657)

Net income	-	-	-	1,875,167	-	1,875,167

BALANCE AT JUNE 30, 2026	35,191,890	$3,519	$5,892,681	$2,984,841	$4,327	$8,885,368

BALANCE AT DECEMBER 31, 2024	35,143,460	$3,514	$5,802,686	$(595,175)	$(51,283)	$5,159,742

Stock-based compensation	16,730	2	29,999	-	-	30,001

Currency translation adjustments	-	-	-	-	141,403	141,403

Net income	-	-	-	1,831,518	-	1,831,518

BALANCE AT JUNE 30, 2025	35,160,190	$3,516	$5,832,685	$1,236,343	$90,120	$7,162,664

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities
Net income	$1,875,167	$1,831,518
Reconciliation of net income to net cash used in operating activities:
Depreciation expenses	24,700	23,517
Amortization of operating lease right-of-use lease assets	42,575	122,018
Deferred tax assets	316,875	546,952
Deferred tax liabilities	(17,597)	19,464
Stock-based compensation	29,999	30,001
Inventory allowance	370,981	416,196
Unrealized foreign exchange gain	(26,655)	237,028
Changes in operating assets and liabilities:
Accounts receivable	(2,470,783)	1,172,592
Inventory	(2,924,333)	(6,716,310)
Prepaid expenses and other current assets	(523,884)	(197,393)
Accounts payable	2,253,843	4,407,785
Credit cards payable	(41,601)	(409,341)
Accrued expenses and other current liabilities	(2,543,336)	(2,283,745)
Operating lease liabilities	(44,130)	(125,712)
Income taxes payable	121,615	-
Net cash used in operating activities	(3,556,564)	(925,430)

Cash flows from investing activities:
Purchases of property and equipment	(5,705)	(801)
Net cash used in investing activities	(5,705)	(801)

Cash flows from financing activities:
Payments to related parties	(884,000)	(839,000)
Proceeds from related parties	1,634,000	-
Net cash provided by (used in) financing activities	750,000	(839,000)

Effect of changes in foreign currency exchange rates	5,640	(28,996)

Net change in cash	(2,806,629)	(1,794,227)

Cash at beginning of period	3,792,033	2,119,581

Cash at end of period	$985,404	$325,354

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,743	$11,095
Cash paid for income tax	$397,770	$52,841
Non-cash investing and financing activities:
Operating lease right-of-use of assets and operating lease liabilities recognized	-	134,648

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

Basis of Presentation - These unaudited consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the Company has included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025 and notes thereto and other pertinent information contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2026.

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

The relevant exchange rates are listed below:

	June 30, 2026	December 31, 2025	June 30, 2025

Period NTD: USD exchange rate	$31.800	$31.380	$29.250
Period Average NTD: USD exchange rate	$31.573	$31.330	$29.603

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost less allowance for credit loss. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. Credit losses are provided based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. The Company adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than seven days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of June 30, 2026 and December 31, 2025, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of June 30, 2026 and December 31, 2025, $370,981 and $447,841, respectively, were written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory stock-keeping unit (“SKU”) not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is three years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three and six months ended June 30, 2026 and 2025.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company derives its revenues from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three and six months ended June 30, 2026 and 2025 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenues are recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 6.90% and 6.92% of gross sales for the six months ended June 30, 2026 and 2025, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $13,887,211 and $11,659,356 for the six months ended June 30, 2026 and 2025, respectively, recorded as selling and marketing expenses.

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenues or gross accounts receivable balance at the balance sheet date. During the three and six months ended June 30, 2026 and 2025, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of June 30, 2026 and December 31, 2025, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of June 30, 2026 and December 31, 2025, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the disbursement from Amazon to the Company usually takes approximately 14 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenues from the Company’s end customers. During the six months ended June 30, 2026 and 2025, approximately 97% and 99%, respectively, of the Company’s revenues were through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – The Company’s policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $2,823,018 and $964,824 for the six months ended June 30, 2026 and 2025, respectively.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the three and six months ended June 30, 2026 and 2025. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

NOTE 2 - Recently Issued Accounting Pronouncements

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively. There is no material impact expected to the Company’s consolidated financial statements and related disclosures at the time of adoption.

Except for the above-mentioned pronouncements, there are no recently issued accounting standards that will have a material impact on the consolidated financial position, statements of operations and cash flows.

NOTE 3 - Inventory

Inventory was comprised of the following as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025

Inventory	$17,553,739	$16,061,329
Inventory-in-transit	3,669,529	2,685,447
Allowance	(370,981)	(447,841)
Total	$20,852,287	$18,298,935

As of June 30, 2026 and December 31, 2025, $370,981 and $447,841 were written down from the cost of purchased inventory to their net realizable values, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

The allowance of inventory is recorded under cost of goods sold in the statements of operations.

NOTE 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025

Advance to suppliers	$372,415	$193,115
Prepaid expenses-insurance	22,500	45,000
Prepaid expenses-other	122,504	79,880
Lease refundable deposit	84,698	59,780
Tax receivable	528,554	223,030
Other current assets	12,474	18,456
Total	$1,143,145	$619,261

As of June 30, 2026 and December 31, 2025, there was a tax receivable of $528,554 and $223,030, respectively, due to income taxes prepaid by the Company.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Property and Equipment

Property and equipment were comprised of the following as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025

Property and equipment	$460,059	$460,477
Accumulated depreciation and amortization	(384,268)	(364,560)
Total property and equipment, net	$75,791	$95,917

For the six months ended June 30, 2026 and 2025, the Company purchased $5,705 and $801 of fixtures and office equipment, respectively.

For the six months ended June 30, 2026 and 2025, the Company had $24,700 and $23,517, recorded for depreciation, respectively.

For the six months ended June 30, 2026 and 2025, the Company had no disposal or pledge on property and equipment.

NOTE 6 - Accounts Payable and Credit Cards Payable

	June 30, 2026	December 31, 2025

Accounts payable	$8,454,369	$6,200,526
Credit cards payable	3,666,375	3,707,976

The Company’s accounts payable represent amounts owed to suppliers or other creditors for goods or services purchased but not yet paid for. As of June 30, 2026 and December 31, 2025, there were accounts payable of $8,454,369 and $6,200,526, respectively.

The Company’s credit cards payable consisted of outstanding balances on credit cards held by the Company. As of June 30, 2026 and December 31, 2025, there were credit cards payable of $3,666,375 and $3,707,976, respectively.

NOTE 7 - Short-Term Loan

Line of Credit

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). As amended, the line of credit matures on November 13, 2026 and bears interest at a rate of 3.42% per annum.

As of June 30, 2026 and December 31, 2025, the outstanding balance under the Taishin line of credit was $628,931 and $637,348, respectively.

NOTE 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025

Sales tax payable	$4,917	$16,069
Refund liability	-	729,320
Accrued payroll	317,502	354,362
Accrued bonus	223,270	782,612
Accrued expenses	197,606	268,155
Accrued interest	69,526	-
Other payables	20,230	75,869
Total	$833,051	$2,226,387

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026 and December 31, 2025, the Company has accrued $0 and $729,320, respectively, in a proactive approach towards potential future refunds.

A bonus expense is accrued on an annual basis, when the Company’s financial or operational performance meets the required performance level. The Company has $223,270 and $782,612 accrued for bonuses as of June 30, 2026 and December 31, 2025, respectively.

NOTE 9 - Leases

The Company had two operating leases (Flywheel’s office leases in Taiwan) as of June 30, 2026. The leased assets in Flywheel are presented as operating lease right-of-use assets.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of June 30, 2026:

	Flywheel	Flywheel
	June 2025	December 2025
Initial lease term	to June 2027	to November 2028

Initial recognition of operating lease right-of-use assets	$127,226	$79,971
Weighted-average remaining lease term at June 30, 2026	1.00	2.42
Weighted-average discount rate at June 30, 2026	3.33%	3.33%

Operating lease liabilities-current as of June 30, 2026 and December 31, 2025 were $91,142 and $92,362, respectively. Operating lease liabilities-non-current as of June 30, 2026 and December 31, 2025 were $38,357 and $83,271, respectively. The operating lease right-of-use assets balance as of June 30, 2026 and December 31, 2025, were $124,861 and $169,368, respectively.

For the six months ended June 30, 2026 and 2025, the amortization of the operating lease right-of-use asset was $42,575 and $122,018, respectively. These amounts were recorded in general and administrative expenses. Additionally, for the six months ended June 30, 2026 and 2025, the Company made lease payments of $44,130 and $125,712, respectively, which were included in the operating cash flows statements.

The future minimum lease payment schedule for all operating leases as of June 30, 2026, is as disclosed below.

For the Year Ending June 30,	Amount

2026 (remainder)	$46,397
2027	60,520
2028	26,535
2029 and thereafter	-
Total minimum lease payments	133,452
Less: effect of discounting	(3,953)
Present value of the future minimum lease payment	129,499
Less: operating lease liabilities-current	(91,142)
Total operating lease liabilities-non-current	$38,357

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Related Party Balances and Transactions

From time to time, the Company receives loans and advances from its stockholders to fund its operations. Stockholder loans and advances are payable on demand. As of June 30, 2026 and December 31, 2025, the Company had $3,410,418 and $3,810,418, respectively, due to related parties (Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company; and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company). The loan is memorialized in a subordinated Loan Agreement. As amended, the loan matures on December 31, 2026 and has an annual interest rate of 4.75%.

As of June 30, 2026, this amount included $3,410,418 in stockholder payables and $0 accrued for bonuses. As of December 31, 2025, this amount included $2,660,418 in stockholder payables and $1,150,000 accrued for bonuses.

For the six months ended June 30, 2026 and 2025, the Company made repayments to related parties of $884,000 and $839,000, respectively.

In April 2026, due to changes in Amazon’s Disbursement Policy under which daily remittances are delayed by seven days, Sam Lai and Maggie Yu advanced funds to the Company to provide liquidity support. The advances bear interest at an annual rate of 4.75%. For the six months ended June 30, 2026, total advances received from related parties were $1,634,000.

NOTE 11 – Disaggregation of Revenues

Revenues were comprised of the following for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,
	2026	2025

Revenues-U.S.	$34,773,245	$28,308,512
Revenues-International	1,706,449	1,138,830
Revenues-Other	404,851	37,367
Sales returns	(2,597,429)	(2,198,454)
Discounts	(342,925)	(183,149)
Total	$33,944,191	$27,103,106

	Six Months Ended June 30,
	2026	2025

Revenues-U.S.	$65,372,658	$54,911,059
Revenues-International	3,266,977	2,090,269
Revenues-Other	665,354	339,621
Sales returns	(4,779,490)	(3,966,013)
Discounts	(650,966)	(434,740)
Total	$63,874,533	$52,940,196

NOTE 12 - Income Tax

The components of income taxes expense are as follows:

Effective Tax Rate Reconciliation for the Six Months Ended June 30, 2026
Pretax book income	$2,390,816	21.00%	$502,071
Permanent differences	43,855	0.39%	9,210
Prior year federal permanent differences true-up	110,378	0.97%	23,179
State income tax	127,407	4.19%	100,171
Other deferred adjustment	-	-4.98%	(118,982)
Total tax expense		21.57%	$515,649

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Effective Tax Rate Reconciliation for the Six Months Ended June 30, 2025
Pre-tax book income	$2,518,617	21.00%	$528,910
Permanent differences	38,692	0.32%	8,125
Prior year federal permanent differences true-up	117,653	0.98%	24,707
State income tax	114,662	4.37%	110,143
Other deferred adjustment	-	0.60%	15,214
Total tax expense		27.28%	$687,099

	Current	Deferred Income Tax	Total
	Income Tax	Expense	Income Tax
Tax Expense Summary, for the Six Months Ended June 30, 2026	Expense	(Benefit)	Expense
Federal	$88,964	299,758	388,722
State	127,407	(480)	126,927
Total tax expense	$216,371	299,278	515,649

Tax Expense Summary, for the Six Months Ended June 30, 2025	Current Income Tax Expense	Deferred Income Tax Expense	Total Income Tax Expense
Federal	$99,163	$473,274	$572,437
State	21,521	93,141	114,662
Total tax expense	$120,684	566,415	$687,099

Income taxes paid were $397,770 and $52,841 for the six months ended June 30, 2026 and 2025, respectively. Such payments consisted of U.S. federal and state income tax payments.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of June 30, 2026 and December 31, 2025 were as follows:

Deferred Tax Assets Summary	June 30, 2026	December 31, 2025
Federal	$220,706	$520,464
State	71,837	71,357
Foreign (non-U.S.)	546	18,143
Total	$293,089	$609,964

Deferred Tax Assets Summary	June 30, 2026	December 31, 2025
Operating lease right of use lease assets	$1,166	$1,574
Inventories allowance	93,207	112,518
Net loss carry forward	198,716	495,872
Total	$293,089	$609,964

The Company files income tax return in the U.S. federal jurisdiction and various state jurisdictions. Based on management’s evaluation, there is no provision necessary for material uncertain tax position for the Company as of June 30, 2026 and December 31, 2025.

For the six months ended June 30, 2026 and for the year ended December 31, 2025, the Company reported net operating income of $1,875,167 and $1,704,849, respectively. The net operating loss carryforward is not subject to any expiration period under federal regulations, while at the state level, the expiration period usually ranges up to 20 years, or there may be no expiration period at all.

The Company expects to generate sufficient taxable income in future periods against which the deferred tax assets can be utilized. Accordingly, a valuation allowance may not be needed.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Stockholders’ Equity

Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares issued and outstanding as of June 30, 2026 and December 31, 2025. The holders of the preferred stock are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of June 30, 2026 and December 31, 2025, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized. As of June 30, 2026 and December 31, 2025, there were 35,191,890 and 35,176,320 shares of common stock issued and outstanding, respectively.

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

NOTE 14 - Commitments and Contingencies

As of June 30, 2026 and December 31, 2025, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of June 30, 2026 and December 31, 2025, the Company had no pending material legal proceedings. No amounts have been accrued in the unaudited consolidated financial statements with respect to any such matters.

NOTE 15 - Subsequent Events

Director Equity Issuances

On July 1, 2026, the Company issued 1,586 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.8910 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

Fourth Amendment to Loan Agreement

On August 10, 2026, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to Loan Agreement by and among the Company, Sam Lai (the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company) and Sau Kuen Yu (the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company). Pursuant to the terms of the Fourth Amendment, the Company agreed to repay the loan in the principal amount of $3,410,418 to Mr. Lai and Ms. Yu through monthly settlements of $200,000, commencing August 31, 2026. As amended by the Fourth Amendment, the loan matures on December 31, 2026 and bears interest at an annual rate of 4.75%. The parties also agreed to discuss quarterly and make reasonable efforts, subject to the Company’s normal cash reserve and expansion plan, if any, to explore the possibility of early or delayed repayments.

The Company has evaluated subsequent events from the balance sheet date through August 11, 2026, the date at which the financial statements were available to be issued, and determined that, apart from the events mentioned above, there are no other subsequent events to disclose.

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

Beginning in 2026, the Company also faced additional cost pressures from Amazon’s labeling service discontinuation and changes to the commingled inventory policy. Prior to 2026, the Company contracted with Amazon to provide labeling and packaging (such as polybagging and bubble wrapping) services for the Company. Effective January 1, 2026, Amazon ceased providing these services for its sellers. Accordingly, sellers, including the Company, are now responsible for all inventory preparation prior to delivery at Amazon fulfillment centers. In response, the Company has, among other things, (i) engaged external fulfillment partners to manage labeling and preparation, resulting in an incremental increase in variable fulfillment costs per unit; and (ii) integrated FNSKU labeling and Amazon-compliant packaging directly into the manufacturing process at the source, which resulted in increases to cost of revenues and selling and marketing expenses. Labeling-related costs are expected to have an impact going forward. Although the impact is not considered material, the Company has disclosed the level of impact for transparency; however, the Company also successfully secured more advertising fund support and negotiated better vendor discounts. These measures helped offset rising costs and ensured that overall profitability remained stable for the six months ended June 30, 2026.

Recent Developments

Addendum No. 7 to Lai Employment Agreement

On May 15, 2026, the Company entered into Addendum No. 7 (the “Lai Addendum”) to Executive Employment Agreement, as amended, with Sam Lai (the “Lai Agreement”), the Company’s Chairman of the Board, Chief Executive Officer, interim Chief Financial Officer, and majority stockholder. Pursuant to the terms of the Lai Addendum, Mr. Lai’s 2026 bonus targets and payments were revised as follows:

●	If the Company grows its net profits (excluding taxes and executives’ bonuses) to at least $1,000,000 during the 2026 fiscal year, Mr. Lai will receive a bonus equal to 50% of Base Salary (as defined in the Lai Agreement).
●	If the Company grows its net profits (excluding taxes and executives’ bonuses) to at least $2,000,000 during the 2026 fiscal year, Mr. Lai will receive a bonus equal to 100% of Base Salary.

The satisfaction of the above conditions will be determined at the end of the 2026 fiscal year. For the avoidance of doubt, only one of the above bonus amounts, if at all, will be payable.

In addition, pursuant to the terms of the Lai Addendum, Mr. Lai is entitled to receive a guaranteed bonus of $100,000 on December 22, 2026.

Addendum No. 7 to Yu Employment Agreement

Also on May 15, 2026, the Company entered into Addendum No. 7 (the “Yu Addendum”) to Executive Employment Agreement, as amended, with Sau Kuen (Maggie) Yu (the “Yu Agreement”), the Company’s Senior Vice President, Director and majority stockholder. Pursuant to the terms of the Yu Addendum, Ms. Yu’s 2026 bonus targets and payments were revised as follows:

●	If the Company grows its net profits (excluding taxes and executives’ bonuses) to at least $1,000,000 during the 2026 fiscal year, Ms. Yu will receive a bonus equal to 50% of Base Salary.
●	If the Company grows its net profits (excluding taxes and executives’ bonuses) to at least $2,000,000 during the 2026 fiscal year, Ms. Yu will receive a bonus equal to 100% of her Base Salary.

The satisfaction of the above conditions will be determined at the end of the 2026 fiscal year. For the avoidance of doubt, only one of the above bonus amounts, if at all, will be payable.

In addition, pursuant to the terms of the Yu Addendum, Ms. Yu is entitled to receive a guaranteed bonus of $100,000 on December 22, 2026.

Mr. Lai and Ms. Yu are husband and wife, and together, they beneficially own 33,363,314 shares of the Company’s common stock, representing approximately 94.8% of the voting power of the Company’s outstanding common stock, with each of Mr. Lai and Ms. Yu beneficially holding 33,363,314 shares of the Company’s common stock, as each of them is deemed to indirectly beneficially own the other’s 16,681,657 shares.

Director Equity Issuances

On July 1, 2026, the Company issued 1,586 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.8910 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

Fourth Amendment to Loan Agreement

On August 10, 2026, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to Loan Agreement by and among the Company, Sam Lai (the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company) and Sau Kuen Yu (the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company). Pursuant to the terms of the Fourth Amendment, the Company agreed to repay the loan in the principal amount of $3,410,418 to Mr. Lai and Ms. Yu through monthly settlements of $200,000, commencing August 31, 2026. As amended by the Fourth Amendment, the loan matures on December 31, 2026 and bears interest at an annual rate of 4.75%. The parties also agreed to discuss quarterly and make reasonable efforts, subject to the Company’s normal cash reserve and expansion plan, if any, to explore the possibility of early or delayed repayments.

Our Financial Position

For the three months ended June 30, 2026 and 2025, we generated net revenues of $33,944,191 and $27,103,106, respectively, and reported net income of $1,051,685 and $1,177,001, respectively, and cash flow used in operating activities of $1,337,564 and $901,539, respectively.

For the six months ended June 30, 2026 and 2025, we generated net revenues of $63,874,533 and $52,940,196, respectively, and reported net income of $1,875,167 and $1,831,518, respectively, and cash flow used in operating activities of $3,556,564 and $925,430, respectively.

As noted in our unaudited consolidated financial statements, as of June 30, 2026, we had retained earnings of $2,984,841.

Results of Operations

The following table shows a comparison of our unaudited income statements for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026	2025
Statement of Operations Data
Revenues, net	$33,944,191	$27,103,106
Cost of revenues	(15,976,053)	(11,605,754)
Gross profit	17,968,138	15,497,352
Total operating expenses	16,683,752	13,876,501
Income from operations	1,284,386	1,620,851
Total other (expenses) income, net	(26,710)	(38,170)
Income tax expense	(205,991)	(405,680)
Net income	1,051,685	1,177,001
Other comprehensive income	3,959	154,939
Total comprehensive income	$1,055,644	$1,331,940

	Six Months Ended June 30,
	2026	2025
Statement of Operations Data
Revenues, net	$63,874,533	$52,940,196
Cost of revenues	(29,888,620)	(23,297,546)
Gross profit	33,985,913	29,642,650
Total operating expenses	31,559,399	27,100,934
Income from operations	2,426,514	2,541,716
Total other (expenses) income, net	(35,698)	(23,099)
Income tax expense	(515,649)	(687,099)
Net income	1,875,167	1,831,518
Other comprehensive (loss) income	(13,657)	141,403
Total comprehensive income	$1,861,510	$1,972,921

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

Revenues, Net

The Company generated $33,944,191 in revenues, net in the three months ended June 30, 2026, as compared to $27,103,106 in revenues, net in the same period in 2025. This represents an increase in revenues, net of $6,841,085, or 25.2%. We attribute this increase to our continued growth and maturity in our operating model, despite an overall e-commerce traffic slowdown and intense competition.

Our total orders in the three months ended June 30, 2026 were approximately 1,497,189, as compared to 1,253,975 orders in the three months ended June 30, 2025, representing an increase of 19.4%. The growth in order volume was the primary driver of revenue expansion. In addition, the higher average order value contributed to revenue growth exceeding the pace of order growth. While competitive pricing strategies and promotional discounts moderated unit pricing, the combination of increased order volume and sustained customer engagement resulted in meaningful revenue gains.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2026 totaled $15,976,053, as compared to $11,605,754 for the three months ended June 30, 2025. In the same period last year, the Company intentionally maintained a higher gross margin in response to tariff concerns by preserving lower-cost inventory and gradually adjusting retail prices to help customers adapt to higher price levels. Cost of revenues includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods. In 2026, Amazon implemented changes to its Fulfillment by Amazon (FBA) fee structure. Beginning January 15, 2026, fulfillment fees for certain product categories were adjusted, with increases for higher-priced standard-size items and reductions for select bulky items. In addition, effective April 17, 2026, Amazon introduced a 3.5% fuel and logistics surcharge applicable to FBA in the United States and Canada, as well as cross-border Remote Fulfillment programs. These changes, together with revised inventory and return handling policies, are expected to increase operating costs for sellers. The Company has assessed that the impact is not material; however, the level of impact has been disclosed for transparency.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2026 totaled $16,683,752, representing a $2,807,251, or 20.2%, increase from the $13,876,501 of total operating expenses for the three months ended June 30, 2025. This change was primarily caused by an increase in selling and marketing expenses in line with the growth in revenues.

Total Other (Expenses) Income, Net

Total other expenses, net, for the three months ended June 30, 2026 was $26,710, compared to total other expenses, net, of $38,170 for the three months ended June 30, 2025.

Total Comprehensive Income

Total comprehensive income for the three months ended June 30, 2026 was $1,055,644, as compared to $1,331,940 for the three months ended June 30, 2025. The decrease in total comprehensive income was primarily attributable to lower income from operations for the three months ended June 30, 2026.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

Revenues, Net

The Company generated $63,874,533 in revenues, net in the six months ended June 30, 2026, as compared to $52,940,196 in revenues, net in the same period in 2025. This represents an increase in revenues, net of $10,934,337, or 20.7%. We attribute this increase to our continued growth and maturity in our operating model, despite an overall e-commerce traffic slowdown and intense competition.

Our total orders in the six months ended June 30, 2026 were approximately 2,856,283, as compared to 2,483,767 orders in the six months ended June 30, 2025, representing an increase of 15.0%. The growth in order volume was the primary driver of revenue expansion. In addition, the higher average order value contributed to revenue growth exceeding the pace of order growth.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2026 totaled $29,888,620, as compared to $23,297,546 for the six months ended June 30, 2025. The increase was in line with the growth in revenues and also reflects the changes to Amazon’s FBA fee structure and the fuel and logistics surcharge described above.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2026 totaled $31,559,399, representing a $4,458,465, or 16.5%, increase from the $27,100,934 of total operating expenses for the six months ended June 30, 2025. This change was primarily caused by an increase in selling and marketing expenses in line with the growth in revenues.

Total Other (Expenses) Income, Net

Total other expenses, net, for the six months ended June 30, 2026 was $35,698, compared to total other expenses, net, of $23,099 for the six months ended June 30, 2025.

Total Comprehensive Income

Total comprehensive income for the six months ended June 30, 2026 was $1,861,510, as compared to $1,972,921 for the six months ended June 30, 2025. The decrease in total comprehensive income was primarily attributable to the foreign currency translation adjustments, which reflected a loss of $13,657 for the six months ended June 30, 2026, compared to a gain of $141,403 for the six months ended June 30, 2025.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $985,404 and $3,792,033 as of June 30, 2026 and December 31, 2025, respectively.

Our primary uses of cash have been for inventory, payments to Amazon related to sales and shipping of products, for services provided, payments for marketing and advertising, and salaries paid to our employees. We have received funds from the sales of products that we sell online. The following trends are reasonably likely to result in changes in our liquidity over the near- to long-term:

●	An increase in working capital requirements to finance the rapid growth in our current business;

●	An increase in fees paid to Amazon and other partners as our sales grow;

●	The cost of being a public company;

●	Marketing and advertising expenses for attracting new customers;

●	Capital requirements for the development of additional infrastructure; and

●	Increased costs and inventory carrying requirements associated with import tariffs and global trade policy uncertainty.

We generate liquidity from the profitability of our ongoing business, and from debt to fund our operations.

The following table shows a summary of our cash flows for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
Statement of Cash Flows
Net cash used in operating activities	$(3,556,564)	$(925,430)
Net cash used in investing activities	$(5,705)	$(801)
Net cash provided by (used in) financing activities	$750,000	$(839,000)
Effect of changes in foreign currency exchange rates	$5,640	$(28,996)
Net decrease in cash	$(2,806,629)	$(1,794,227)
Cash - beginning of the period	$3,792,033	$2,119,581
Cash - end of the period	$985,404	$325,354

Net Cash Used in Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities amounted to $3,556,564, as compared to $925,430 of net cash used in operating activities for the six months ended June 30, 2025. The increase in net cash used in operating activities was primarily driven by higher inventory purchases during 2026 and an increase in accounts receivable resulting from changes in Amazon’s Disbursement Policy, under which daily remittances are now delayed by seven days. As part of our strategy to ensure product availability and mitigate supply chain risks under evolving trade policies and in light of discontinuation of Amazon’s labeling service, we invested more heavily in inventory.

Despite the increase in revenues to $63,874,533 for the six months ended June 30, 2026, as compared to $52,940,196 for the six months ended June 30, 2025, the increase in revenues was offset by a corresponding increase in cost of revenues of $6,591,074 and an increase in operating expenses of $4,458,465.

Net Cash Used in Investing Activities

For the six months ended June 30, 2026, $5,705 in net cash was used in investing activities, compared to $801 in net cash used in investing activities for the six months ended June 30, 2025. The increase primarily reflects higher purchases of property and equipment for the six months ended June 30, 2026.

Net Cash Provided by (Used in) Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities amounted to $750,000, as compared to net cash used in financing activities of $839,000 for the six months ended June 30, 2025. The net cash inflow for the six months ended June 30, 2026 was primarily due to advances of $1,634,000 received from related parties, partially offset by repayments of $884,000 made to related parties. The cash outflow for the six months ended June 30, 2025 was primarily due to repayments made to related parties.

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

Taishin International Bank

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). As amended, the line of credit matures on November 13, 2026 and bears interest at a rate of 3.42% per annum. As of June 30, 2026 and December 31, 2025, the outstanding balance under the Taishin line of credit was $628,931 and $637,348, respectively.

Affiliated Loans

From time to time, we receive loans and advances from our stockholders to fund our operations. As of June 30, 2026, we had a total of $3,410,418 due to related parties, which included $3,410,418 in stockholder payables and $0 accrued for bonuses. As of December 31, 2025, we had a total of $3,810,418 due to related parties, which included $2,660,418 in stockholder payables and $1,150,000 accrued for bonuses. While stockholder payables are generally non-interest bearing and payable on demand, we and our stockholders have entered into loan agreements for loans with terms over one year.

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

For the Year Ending June 30,	Amount

2026 (remainder)	$46,397
2027	60,520
2028	26,535
2029 and thereafter	-
Total minimum lease payments	133,452
Less: effect of discounting	(3,953)
Present value of the future minimum lease payment	129,499
Less: operating lease liabilities-current	(91,142)
Total operating lease liabilities-non-current	$38,357

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

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost less allowance for credit loss. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. Credit losses are provided based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. The Company adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually less than seven days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of June 30, 2026 and December 31, 2025, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of June 30, 2026 and December 31, 2025, $370,981 and $447,841, respectively, were written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is three years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three and six months ended June 30, 2026 and 2025.

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

The Company derives its revenues from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three and six months ended June 30, 2026 and 2025 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenues are recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 6.90% and 6.92% of gross sales for the six months ended June 30, 2026 and 2025, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $13,887,211 and $11,659,356 for the six months ended June 30, 2026 and 2025, respectively, recorded as selling and marketing expenses.

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenues or gross accounts receivable balance at the balance sheet date. During the three and six months ended June 30, 2026 and 2025, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of June 30, 2026 and December 31, 2025, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of June 30, 2026 and December 31, 2025, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the disbursement from Amazon to the Company usually takes approximately 14 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenues from the Company’s end customers. During the six months ended June 30, 2026 and 2025, approximately 97% and 99%, respectively, of the Company’s revenues were through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – The Company’s policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $2,823,018 and $964,824 for the six months ended June 30, 2026 and 2025, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the three and six months ended June 30, 2026 and 2025. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2026, the Company issued 1,586 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.8910 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

These shares were issued pursuant to an exemption from the registration requirements of the Securities Act available to us by Section 4(a)(2) promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) On August 10, 2026, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to Loan Agreement by and among the Company, Sam Lai (the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company) and Sau Kuen Yu (the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company). Pursuant to the terms of the Fourth Amendment, the Company agreed to repay the loan in the principal amount of $3,410,418 to Mr. Lai and Ms. Yu through monthly settlements of $200,000, commencing August 31, 2026. As amended by the Fourth Amendment, the loan matures on December 31, 2026 and bears interest at an annual rate of 4.75%. The parties also agreed to discuss quarterly and make reasonable efforts, subject to the Company’s normal cash reserve and expansion plan, if any, to explore the possibility of early or delayed repayments.

The foregoing description of the Fourth Amendment is qualified in its entirety by reference to the complete terms and conditions of the Fourth Amendment, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
10.1†	Addendum No. 7 to Executive Employment Agreement, dated as of May 15, 2026, between the registrant and Sam Lai (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2026).
10.2†	Addendum No. 7 to Executive Employment Agreement, dated as of May 15, 2026, between the registrant and Sau Kuen Yu (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2026).
10.3*	Fourth Amendment to Loan Agreement, dated August 10, 2026, by and among the registrant, Sam Lai and Sau Kuen Yu.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Management contracts, compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOUR LOOP, INC.

Dated: August 11, 2026	By:	/s/ Sam Lai
Sam Lai
Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

