Form 10-Q
period 2026-09-30
Hour Loop, Inc
filed 2026-11-12
CIK 1874875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, there were 35,208,030 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Hour Loop, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HOUR LOOP, INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2026 and December 31, 2025

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$1,121,671	$3,792,033
Accounts receivable, net	2,638,732	235,959
Inventory, net	26,253,504	18,298,935
Prepaid expenses and other current assets	803,717	619,261
Total current assets	30,817,624	22,946,188
Non-current assets
Property and equipment, net	100,736	95,917
Deferred tax assets	323,111	609,964
Operating lease right-of-use lease assets	511,608	169,368
Total non-current assets	935,455	875,249
TOTAL ASSETS	$31,753,079	$23,821,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,095,516	$6,200,526
Credit cards payable	3,216,530	3,707,976
Short-term loan	628,931	637,348
Operating lease liabilities-current	232,918	92,362
Income taxes payable	-	51,147
Accrued expenses and other current liabilities	828,508	2,226,387
Due to related parties	4,130,418	3,810,418
Total current liabilities	22,132,821	16,726,164
Non-current liabilities
Operating lease liabilities-non-current	294,808	83,271
Deferred tax liabilities	546	18,143
Total non-current liabilities	295,354	101,414
Total liabilities	22,428,175	16,827,578
Commitments and contingencies	-	-
Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Common stock: $0.0001 par value, 300,000,000 shares authorized, 35,199,820 and 35,176,320 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3,520	3,518
Additional paid-in capital	5,907,681	5,862,683
Retained earnings	3,406,667	1,109,674
Accumulated other comprehensive income	7,036	17,984
Total stockholders’ equity	9,324,904	6,993,859
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,753,079	$23,821,437

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net	$32,075,230	$33,424,703	$95,949,763	$86,364,899
Cost of revenues	(15,841,673)	(16,249,395)	(45,730,293)	(39,546,941)
Gross profit	16,233,557	17,175,308	50,219,470	46,817,958

Operating expenses
Selling and marketing	13,782,339	14,665,407	40,899,883	37,627,975
General and administrative	1,959,107	1,767,895	6,400,962	5,906,261
Total operating expenses	15,741,446	16,433,302	47,300,845	43,534,236

Income from operations	492,111	742,006	2,918,625	3,283,722

Other (expenses) income
Other expense	(576)	(8,186)	(2,832)	(10,185)
Interest expense	(47,660)	(42,496)	(127,933)	(133,333)
Other income	9,463	22,607	56,294	92,344
Total other expenses, net	(38,773)	(28,075)	(74,471)	(51,174)

Income before income taxes	453,338	713,931	2,844,154	3,232,548
Income tax expense	(31,512)	(183,340)	(547,161)	(870,439)
Net income	$421,826	$530,591	$2,296,993	$2,362,109

Other comprehensive income (loss)
Foreign currency translation adjustments	2,709	(38,581)	(10,948)	102,822
Total comprehensive income	$424,535	$492,010	$2,286,045	$2,464,931

Basic and diluted income per common share	$0.01	$0.02	$0.07	$0.07
Weighted-average number of common shares outstanding	35,199,735	35,171,320	35,191,668	35,161,068

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

For the Three Months Ended September 30, 2026 and 2025

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2026	35,191,890	$3,519	$5,892,681	$2,984,841	$4,327	$8,885,368
Stock-based compensation	7,930	1	15,000	-	-	15,001
Currency translation adjustments	-	-	-	-	2,709	2,709
Net income	-	-	-	421,826	-	421,826
Balance at September 30, 2026	35,199,820	$3,520	$5,907,681	$3,406,667	$7,036	$9,324,904
Balance at June 30, 2025	35,160,190	$3,516	$5,832,685	$1,236,343	$90,120	$7,162,664
Stock-based compensation	11,375	1	14,998	-	-	14,999
Currency translation adjustments	-	-	-	-	(38,581)	(38,581)
Net income	-	-	-	530,591	-	530,591
Balance at September 30, 2025	35,171,565	$3,517	$5,847,683	$1,766,934	$51,539	$7,669,673

For the Nine Months Ended September 30, 2026 and 2025

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	35,176,320	$3,518	$5,862,683	$1,109,674	$17,984	$6,993,859
Stock-based compensation	23,500	2	44,998	-	-	45,000
Currency translation adjustments	-	-	-	-	(10,948)	(10,948)
Net income	-	-	-	2,296,993	-	2,296,993
Balance at September 30, 2026	35,199,820	$3,520	$5,907,681	$3,406,667	$7,036	$9,324,904
Balance at December 31, 2024	35,143,460	$3,514	$5,802,686	$(595,175)	$(51,283)	$5,159,742
Stock-based compensation	28,105	3	44,997	-	-	45,000
Currency translation adjustments	-	-	-	-	102,822	102,822
Net income	-	-	-	2,362,109	-	2,362,109
Balance at September 30, 2025	35,171,565	$3,517	$5,847,683	$1,766,934	$51,539	$7,669,673

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HOUR LOOP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$2,296,993	$2,362,109
Reconciliation of net income to net cash used in operating activities:
Depreciation expenses	39,448	31,109
Amortization of operating lease right-of-use lease assets	100,584	141,320
Deferred tax assets	286,853	676,368
Deferred tax liabilities	(17,597)	18,731
Stock-based compensation	45,000	45,000
Inventory allowance	509,611	499,752
Unrealized foreign exchange (gain) loss	(26,584)	156,087
Gain on disposal of property and equipment	-	(3,016)
Changes in operating assets and liabilities:
Accounts receivable	(2,402,773)	1,104,073
Inventory	(8,464,180)	(14,735,382)
Prepaid expenses and other current assets	(184,456)	(497,449)
Accounts payable	6,894,990	11,236,895
Credit cards payable	(491,446)	470,430
Accrued expenses and other current liabilities	(2,547,879)	(1,791,077)
Operating lease liabilities	(90,605)	(139,950)
Income taxes payable	(51,147)	-
Net cash used in operating activities	(4,103,188)	(425,000)

Cash flows from investing activities:
Proceeds from disposal of property and equipment	-	3,016
Purchases of property and equipment	(45,559)	(51,979)
Net cash used in investing activities	(45,559)	(48,963)

Cash flows from financing activities:
Payments to related parties	(1,486,000)	(839,000)
Proceeds from related parties	2,956,000	-
Net cash provided by (used in) financing activities	1,470,000	(839,000)

Effect of changes in foreign currency exchange rates	8,385	(10,311)
Net change in cash	(2,670,362)	(1,323,274)
Cash at beginning of the period	3,792,033	2,119,581
Cash at end of the period	$1,121,671	$796,307

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,155	$16,370
Cash paid for income tax	$473,000	$163,015

Non-cash investing and financing activities:
Operating lease right-of-use of assets and operating lease liabilities recognized	$446,496	$131,472

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

The relevant exchange rates are listed below:

	September 30, 2026	December 31, 2025	September 30, 2025

Period NTD: USD exchange rate	$31.800	$31.380	$30.395
Period Average NTD: USD exchange rate	$31.668	$31.330	$30.318

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

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost, less allowance for credit loss. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. Credit losses are provided based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. The Company adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually approximately 14 days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of September 30, 2026 and December 31, 2025, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of September 30, 2026 and December 31, 2025, $509,611 and $447,841, respectively, were written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory stock-keeping unit (“SKU”) not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is three years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three and nine months ended September 30, 2026 and 2025.

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

The Company derives its revenues from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three and nine months ended September 30, 2026 and 2025 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenues are recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 6.94% and 7.09% of gross sales for the nine months ended September 30, 2026 and 2025, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $21,029,940 and $19,232,988 for the nine months ended September 30, 2026 and 2025, respectively, recorded as selling and marketing expenses.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company also complied with state tax codes and regulations, including with respect to California franchise taxes. Management has evaluated its tax positions and has concluded that the Company has taken no uncertain tax positions that could require adjustment or disclosure in the financial statements to comply with provisions set forth in ASC Section 740, Income Taxes.

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenues or gross accounts receivable balance at the balance sheet date. During the three and nine months ended September 30, 2026 and 2025, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of September 30, 2026 and December 31, 2025, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of September 30, 2026 and December 31, 2025, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the disbursement from Amazon to the Company usually takes approximately 14 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenues from the Company’s end customers. During the nine months ended September 30, 2026 and 2025, approximately 97% and 99%, respectively, of the Company’s revenues were through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – The Company’s policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $4,163,538 and $3,190,480 for the nine months ended September 30, 2026 and 2025, respectively.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the three and nine months ended September 30, 2026 and 2025. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

NOTE 2 - Recently Issued Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures, which requires the disaggregation of certain expenses in the notes of the financials, to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. The Company does not expect a material impact to the Company’s results of operations, cash flows and financial condition at the time of adoption; however, the Company is still assessing the impact.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The Company adopted ASU 2025-05 on January 1, 2026 on a prospective basis and elected the practical expedient. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Except for the above-mentioned pronouncements, there are no recently issued accounting standards that are expected to have a material impact on the consolidated financial position, statements of operations and cash flows.

NOTE 3 - Inventory

Inventory was comprised of the following as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025

Inventory	$20,752,023	$16,061,329
Inventory-in-transit	6,011,092	2,685,447
Allowance	(509,611)	(447,841)
Total	$26,253,504	$18,298,935

As of September 30, 2026 and December 31, 2025, $509,611 and $447,841 were written down from the cost of purchased inventory to their net realizable values, respectively. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

The allowance of inventory is recorded under cost of goods sold in the statements of operations.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025

Advance to suppliers	$240,783	$193,115
Prepaid expenses-insurance	11,250	45,000
Prepaid expenses-other	96,307	79,880
Lease refundable deposit	71,491	59,780
Tax receivable	366,797	223,030
Other current assets	17,089	18,456
Total	$803,717	$619,261

As of September 30, 2026 and December 31, 2025, there was a tax receivable of $366,797 and $223,030, respectively, due to income taxes prepaid by the Company.

NOTE 5 - Property and Equipment

Property and equipment were comprised of the following as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025

Property and equipment	$499,765	$460,477
Accumulated depreciation and amortization	(399,029)	(364,560)
Total property and equipment, net	$100,736	$95,917

For the nine months ended September 30, 2026 and 2025, the Company purchased $45,559 and $51,979 of fixtures and office equipment, respectively.

For the nine months ended September 30, 2026 and 2025, the Company had $39,448 and $31,109, recorded for depreciation, respectively.

For the nine months ended September 30, 2026, the Company had no disposal or pledge on property and equipment.

For the nine months ended September 30, 2025, the Company disposed of $15,559 of property and equipment. The disposals resulted in a gain of $3,016, which amount is included in other income for the nine months ended September 30, 2025. The cash proceeds are reflected within investing activities in the statement of cash flows.

For the nine months ended September 30, 2025, the Company had no pledge on property and equipment.

NOTE 6 - Accounts Payable and Credit Cards Payable

	September 30, 2026	December 31, 2025

Accounts payable	$13,095,516	$6,200,526
Credit cards payable	3,216,530	3,707,976

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s accounts payable represent amounts owed to suppliers or other creditors for goods or services purchased but not yet paid for. As of September 30, 2026 and December 31, 2025, there were accounts payable of $13,095,516 and $6,200,526, respectively.

The Company’s credit cards payable consisted of outstanding balances on credit cards held by the Company. As of September 30, 2026 and December 31, 2025, there were credit cards payable of $3,216,530 and $3,707,976, respectively.

NOTE 7 - Short-Term Loan

Line of Credit

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). As amended through September 30, 2026, the line of credit was set to mature on November 13, 2026 and bore interest at a rate of 3.42% per annum. See Note 15 – Subsequent Events. The line of credit agreement contains standard covenants and restrictions. As of September 30, 2026, the Company was in compliance with all applicable debt covenants.

As of September 30, 2026 and December 31, 2025, the outstanding balance under the Taishin line of credit was $628,931 and $637,348, respectively.

NOTE 8 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025

Sales tax payable	$6,015	$16,069
Refund liability	-	729,320
Accrued payroll	306,235	354,362
Accrued bonus	166,667	782,612
Accrued expenses	219,119	268,155
Accrued interest	111,787	-
Other payables	18,685	75,869
Total	$828,508	$2,226,387

As of September 30, 2026 and December 31, 2025, the Company had accrued $0 and $729,320, respectively, in a proactive approach towards potential future refunds.

A bonus expense is accrued on an annual basis, when the Company’s financial or operational performance meets the required performance level. The Company had $166,667 and $782,612 accrued for bonuses as of September 30, 2026 and December 31, 2025, respectively.

NOTE 9 - Leases

The Company had three operating leases (Flywheel’s office leases in Taiwan) as of September 30, 2026. The leased assets in Flywheel are presented as operating lease right-of-use assets.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the statements of financial position as of September 30, 2026:

	Flywheel	Flywheel	Flywheel
	June 2025	December 2025	July 2026
Initial lease term	to July 2027	to November 2028	to June 2029

Initial recognition of operating lease right-of-use assets	$127,226	$79,971	$446,496
Weighted-average remaining lease term at September 30, 2026	0.75 years	2.17 years	2.75 years
Weighted-average discount rate at September 30, 2026	3.33%	3.33%	3.42%

Operating lease liabilities-current as of September 30, 2026 and December 31, 2025 were $232,918 and $92,362, respectively. Operating lease liabilities-non-current as of September 30, 2026 and December 31, 2025 were $294,808 and $83,271, respectively. The operating lease right-of-use assets balance as of September 30, 2026 and December 31, 2025, were $511,608 and $169,368, respectively.

For the nine months ended September 30, 2026 and 2025, the amortization of the operating lease right-of-use asset was $100,584 and $141,320, respectively. These amounts were recorded in general and administrative expenses. Additionally, for the nine months ended September 30, 2026 and 2025, the Company made lease payments of $90,605 and $139,950, respectively, which were included in the operating cash flows statements.

The future minimum lease payment schedule for all operating leases as of September 30, 2026, is as disclosed below.

For the Year Ending December 31,	Amount

2026 (remainder)	$63,297
2027	220,915
2028	186,930
2029 and thereafter	80,198
Total minimum lease payments	551,340
Less: effect of discounting	(23,614)
Present value of the future minimum lease payment	527,726
Less: operating lease liabilities-current	(232,918)
Total operating lease liabilities-non-current	$294,808

NOTE 10 - Related Party Balances and Transactions

From time to time, the Company receives loans and advances from Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company; and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company, to fund its operations. Such loans are memorialized in that certain Loan Agreement, dated as of October 15, 2021 and as amended on December 28, 2022, December 24, 2024 and December 22, 2025 (as amended through December 22, 2025, the “Stockholder Loan Agreement”), by and among the Company, Mr. Lai and Ms. Yu. The Stockholder Loan Agreement has a maturity date of December 31, 2026 and bears interest at an annual rate of 4.75%. Pursuant to the terms of the Stockholder Loan Agreement, the Company agreed to pay the Mr. Lai and Ms. Yu (i) an aggregate of $1,000,000 on each of January 31, 2026 and February 28, 2026, and (ii) the remainder of the principal amount on the maturity date; provided, however, that notwithstanding the foregoing, the parties agreed to discuss quarterly and make reasonable efforts, subject to the Company’s normal cash reserve and expansion plan (if any), to explore the possibility of early or delayed repayments. As of September 30, 2026 and December 31, 2025, the Company had $4,130,418 and $3,810,418, respectively, due to related parties (Mr. Lai and Ms. Yu).

As of September 30, 2026, this amount included $4,130,418 in stockholder payables and $0 accrued for bonuses. As of December 31, 2025, this amount included $2,660,418 in stockholder payables and $1,150,000 accrued for bonuses. See Note 15 – Subsequent Events.

For the nine months ended September 30, 2026 and 2025, the Company made repayments to related parties of $2,636,000 (including $1,150,000 of bonus payments) and $1,532,577 (including $693,577 of bonus payments), respectively.

In April 2026, due to changes in Amazon’s Disbursement Policy under which daily remittances are delayed by seven days, Mr. Lai and Ms. Yu advanced funds to the Company to provide liquidity support pursuant to the terms of the Stockholder Loan Agreement. For the nine months ended September 30, 2026, total advances received from related parties were $2,956,000.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – Disaggregation of Revenues

Revenues were comprised of the following for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,
	2026	2025

Revenues-U.S.	$32,567,982	$34,767,651
Revenues-International	2,037,878	1,396,626
Revenues-Other	265,708	189,848
Sales returns	(2,447,092)	(2,673,570)
Discounts	(349,246)	(255,852)
Total	$32,075,230	$33,424,703

	Nine Months Ended September 30,
	2026	2025

Revenues-U.S.	$97,940,640	$89,678,709
Revenues-International	5,304,855	3,486,895
Revenues-Other	931,062	529,470
Sales returns	(7,226,582)	(6,639,583)
Discounts	(1,000,212)	(690,592)
Total	$95,949,763	$86,364,899

NOTE 12 - Income Tax

The components of income taxes expense are as follows:

Effective Tax Rate Reconciliation for the Nine Months Ended September 30, 2026
	Pre-Tax Income	Effective Tax Rate	Tax Effect
Pre-tax book income	$2,844,154	21.00%	$597,272
Permanent differences	62,370	0.46%	13,098
Prior year federal permanent differences true-up	110,378	0.81%	23,179
State income tax	164,633	4.92%	139,806
Other deferred adjustment	-	(7.95)%	(226,194)
Total tax expense		19.24%	$547,161

Effective Tax Rate Reconciliation for the Nine Months Ended September 30, 2025
	Pre-Tax Income	Effective Tax Rate	Tax Effect
Pre-tax book income	$3,232,548	21.00%	$678,835
Permanent differences	58,976	0.38%	12,385
Prior year federal permanent differences true-up	117,653	0.76%	24,707
State income tax	152,747	4.44%	143,597
Other deferred adjustment	-	0.34%	10,915
Total tax expense		26.93%	$870,439

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Tax Expense Summary for the Nine Months Ended September 30, 2026	Current Income Tax Expense	Deferred Income Tax Expense	Total Income Tax Expense
Federal	$113,272	$259,510	$372,782
State	164,633	9,746	174,379
Total tax expense	$277,905	$269,256	$547,161

Tax Expense Summary for the Nine Months Ended September 30, 2025	Current Income Tax Expense	Deferred Income Tax Expense	Total Income Tax Expense
Federal	$131,770	$585,922	$717,692
State	43,571	109,176	152,747
Total tax expense	$175,341	$695,098	$870,439

Income taxes paid were $473,000 and $163,015 for the nine months ended September 30, 2026 and 2025, respectively. Such payments consisted of U.S. federal and state income tax payments.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of September 30, 2026 and December 31, 2025 were as follows:

Deferred Tax Assets Summary	September 30, 2026	December 31, 2025
Federal	$260,954	$520,464
State	61,611	71,357
Foreign (non-U.S.)	546	18,143
Total	$323,111	$609,964

Deferred Tax Assets Summary	September 30, 2026	December 31, 2025
Operating lease right of use lease assets	$4,050	$1,574
Inventories allowance	128,037	112,518
Net loss carry forward	191,024	495,872
Total	$323,111	$609,964

The Company files income tax return in the U.S. federal jurisdiction and various state jurisdictions. Based on management’s evaluation, there is no provision necessary for material uncertain tax position for the Company as of September 30, 2026 and December 31, 2025.

For the nine months ended September 30, 2026 and for the year ended December 31, 2025, the Company reported net income of $2,296,993 and $1,704,849, respectively. The net operating loss carryforward is not subject to any expiration period under federal regulations, while at the state level, the expiration period usually ranges up to 20 years, or there may be no expiration period at all.

The Company expects to generate sufficient taxable income in future periods against which the deferred tax assets can be utilized. Accordingly, a valuation allowance may not be needed.

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Stockholders’ Equity

Preferred Stock

As of September 30, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock, $0.0001 par value per share, authorized. The Company did not have any preferred shares issued and outstanding as of September 30, 2026 and December 31, 2025. The holders of the preferred stock are entitled to receive dividends, if and when declared by the Board of Directors.

Common Stock

As of September 30, 2026 and December 31, 2025, the Company had 300,000,000 shares of common stock, $0.0001 par value per share, authorized. As of September 30, 2026 and December 31, 2025, there were 35,199,820 and 35,176,320 shares of common stock issued and outstanding, respectively.

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

HOUR LOOP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Commitments and Contingencies

As of September 30, 2026 and December 31, 2025, the Company had no material or significant commitments outstanding.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. As of September 30, 2026 and December 31, 2025, the Company had no pending material legal proceedings. No amounts have been accrued in the unaudited consolidated financial statements with respect to any such matters.

NOTE 15 - Subsequent Events

Director Equity Issuances

On October 2, 2026, the Company issued 1,642 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.8270 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

Taishin Line of Credit

On October 20, 2026, Flywheel and Taishin amended the line of credit agreement such that it matures on April 16, 2027 and bears interest at a rate of approximately 3.23% per annum.

Stockholder Loan Agreement

On November 9, 2026, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to the Stockholder Loan Agreement (see Note 10 – Related Party Balances and Transactions). Pursuant to the terms of the Fifth Amendment, (i) the outstanding principal balance of $4,180,418 bears interest at a variable rate equal to the prime rate plus 1.75% per annum (8.75% as of November 9, 2026), replacing the previous fixed rate of 4.75% per annum, (ii) the maturity date was extended to March 31, 2027, and (iii) the principal balance is payable in monthly installments of $200,000 on the last day of each calendar month, beginning November 30, 2026, with any remaining principal balance due in full on the maturity date. The interest accrual will essentially just “stop” at the prior rate, and then interest will accrue on the principal amount at the new rate. Accrued interest is payable on December 31, 2026 and on the maturity date.

The Company has evaluated subsequent events from the balance sheet date through November 12, 2026, the date at which the financial statements were available to be issued, and determined that, apart from the events mentioned above, there are no other subsequent events to disclose.

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

Competitive Advantage

Among the approximately 1.9 million active third-party sellers on Amazon, we believe we have two main competitive advantages:

●	First, we have strong operations and sales teams experienced in listing, shipment, advertising, reconciliation and sales. By delivering high-quality results and enhancing procedures through the process, our teams are competitive.
●	Second, we believe our proprietary software system gives us an advantage over our competition. The system is highly customized to our business model; it collects and processes large amounts of data every day to optimize our operation and sales. Through advanced software, we can identify product gaps and keep them in stock all year round.

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

Tariff Impact and Response Measures

During the nine months ended September 30, 2026, the U.S. trade policy environment continued to evolve. Following the U.S. Supreme Court’s February 20, 2026 ruling that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs, thereby invalidating the reciprocal tariff regime in place throughout 2025, President Donald Trump invoked Section 122 of the Trade Act of 1974, as amended, imposing a temporary 10% global import surcharge on most goods entering the United States effective February 24, 2026. The Section 122 surcharge expired by statute on July 24, 2026 and was replaced, effective the same day, by Section 301 tariffs of 10% or 12.5% on most imports from 60 economies, including an additional 12.5% on products imported from China on top of pre-existing Section 301 duties, following the determination of the Office of the U.S. Trade Representative (“USTR”) that these economies had failed to prohibit the importation of goods made with forced labor. Unlike the Section 122 surcharge, these Section 301 tariffs have no statutory expiration date and no product exclusion process. A separate Section 301 investigation into structural excess manufacturing capacity in 16 economies, including China, initiated by USTR on March 11, 2026, remains pending and may result in additional tariff measures. The suspension of the “de minimis” exemption for low-value shipments ($800 or less), which requires formal entry and duty payment on all such shipments, was codified in U.S. Customs and Border Protection (“CBP”) regulations effective June 24, 2026 and upheld by the U.S. Court of International Trade in August 2026, and the statutory exemption is scheduled to be repealed effective July 1, 2027. On September 27, 2026, the United States and China extended their trade truce to January 10, 2027 and identified approximately $30 billion of non-sensitive goods on each side, including toys, tableware, kitchenware, household textiles and small appliances, that may receive reduced tariff treatment; the timing and scope of any such reductions remain uncertain, and the remaining Section 301 product exclusions for goods imported from China are scheduled to expire on November 10, 2026.

Refunds of IEEPA tariffs collected between February 2025 and February 2026 are being processed by CBP, and on October 8, 2026, the U.S. Court of International Trade certified a nationwide class of importers eligible to seek such refunds. During the nine months ended September 30, 2026, the Company received $489,470 of tariff-related refunds from its vendors in respect of prior purchases, which were recorded as a reduction of cost of revenues. The Company continues to seek additional recoveries from its vendors; no amounts have been recognized for recoveries not yet received, as such contingent gains are not recognized until realized or realizable in accordance with ASC 450-30.

The inventory positioned in 2025 in anticipation of tariff changes has provided a partial buffer against higher landed costs during 2026. However, inventory purchased during 2026, including inventory for the fourth-quarter holiday season, has been subject to the Section 122 surcharge and, since July 24, 2026, the Section 301 tariffs described above, which, together with the loss of de minimis treatment, have materially increased landed costs and compliance requirements. In response, the Company has undertaken supply chain diversification initiatives, adjusted logistics and customs processes, implemented selective price increases, and negotiated vendor discounts and extended payment terms to mitigate the impact of rising costs on our profit margins and cash flow. We continue to monitor ongoing trade policy developments, including the excess capacity investigation, the pending appeal regarding the legality of the Section 122 surcharge, and implementation of the U.S.–China tariff framework, and remain prepared to adopt further pricing or sourcing adjustments to preserve supply chain continuity and financial resilience in this evolving regulatory environment.

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

1.	Competition-Based Pricing Policy: 15% of our products are toys, which are extremely popular and competitive. In this type of environment, where volume is high but gross margin is low, our main strategy is to purchase large quantities, so we can increase sales volume and price competitively while maintaining an average return on investment (“ROI”) of at least 15%. We use the competition-based pricing policy to match competitors’ prices, which means constantly winning Buy Box (as described below). Our pricing system is capable of automatically matching all Buy Box.

2.	Promotional Pricing Policy: To boost lagging sales, we adopted our own promotional pricing policy, which involves offering modest discounts on products with inventory age over 45 days, which proves to be cost-effective at reducing the number of low turn-over SKUs.
3.	Value-Based Pricing Policy: We incorporate a value-based pricing strategy when inventories are constrained, which can happen when customer demand suddenly spikes due to external factors, supply shortage, or seasonal spikes. We set prices to reflect the value perceived by customers, especially on products under gift categories when consumer demands are higher. Contrary to a typical seller, we opt to maintain high gross margin instead of marking down prices and running special deals during the high-demand season during the fourth quarter. Therefore, business managers can achieve increases in both sales and high average ROI of 40%.

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

Beginning in 2026, the Company also faced additional cost pressures from Amazon’s labeling service discontinuation and changes to the commingled inventory policy. Prior to 2026, the Company contracted with Amazon to provide labeling and packaging (such as polybagging and bubble wrapping) services for the Company. Effective January 1, 2026, Amazon ceased providing these services for its sellers. Accordingly, sellers, including the Company, are now responsible for all inventory preparation prior to delivery at Amazon fulfillment centers. In response, the Company has, among other things, (i) engaged external fulfillment partners to manage labeling and preparation, resulting in an incremental increase in variable fulfillment costs per unit; and (ii) integrated FNSKU labeling and Amazon-compliant packaging directly into the manufacturing process at the source, which resulted in increases to cost of revenues and selling and marketing expenses. Labeling-related costs are expected to have an impact going forward. Although the impact is not considered material, the Company has disclosed the nature of the impact for transparency. The Company has also secured additional advertising fund support from vendors and negotiated better vendor discounts, which helped partially offset rising costs for the nine months ended September 30, 2026.

Recent Developments

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

On October 2, 2026, the Company issued 1,642 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.8270 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

Taishin Line of Credit

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin International Bank (“Taishin”). As amended through September 30, 2026, the line of credit was set to mature on November 13, 2026 and bore interest at a rate of 3.42% per annum. On October 20, 2026, the parties to the line of credit agreement amended the line of credit agreement such that it matures on April 16, 2027 and bears interest at a rate of approximately 3.23% per annum.

Stockholder Loan Agreement

From time to time, the Company receives loans and advances from Sam Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company; and Maggie Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company, to fund its operations. Such loans are memorialized in that certain Loan Agreement, dated as of October 15, 2021 and as amended on December 28, 2022, December 24, 2024 and December 22, 2025 (as amended through December 22, 2025, the “Stockholder Loan Agreement”), by and among the Company, Mr. Lai and Ms. Yu. The Stockholder Loan Agreement has a maturity date of December 31, 2026 and bears interest at an annual rate of 4.75%. Pursuant to the terms of the Stockholder Loan Agreement, the Company agreed to pay the Mr. Lai and Ms. Yu (i) an aggregate of $1,000,000 on each of January 31, 2026 and February 28, 2026, and (ii) the remainder of the principal amount on the maturity date; provided, however, that notwithstanding the foregoing, the parties agreed to discuss quarterly and make reasonable efforts, subject to the Company’s normal cash reserve and expansion plan (if any), to explore the possibility of early or delayed repayments. As of September 30, 2026 and December 31, 2025, the Company had $4,130,418 and $3,810,418, respectively, due to related parties (Mr. Lai and Ms. Yu). As of September 30, 2026, this amount included $4,130,418 in stockholder payables and $0 accrued for bonuses. As of December 31, 2025, this amount included $2,660,418 in stockholder payables and $1,150,000 accrued for bonuses.

On November 9, 2026, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to the Stockholder Loan Agreement. Pursuant to the terms of the Fifth Amendment, (i) the outstanding principal balance of $4,180,418 bears interest at a variable rate equal to the prime rate plus 1.75% per annum (8.75% as of November 9, 2026), replacing the previous fixed rate of 4.75% per annum, (ii) the maturity date was extended to March 31, 2027, and (iii) the principal balance is payable in monthly installments of $200,000 on the last day of each calendar month, beginning November 30, 2026, with any remaining principal balance due in full on the maturity date. The interest accrual will essentially just “stop” at the prior rate, and then interest will accrue on the principal amount at the new rate. Accrued interest is payable on December 31, 2026 and on the maturity date.

Our Financial Position

For the three months ended September 30, 2026 and 2025, we generated net revenues of $32,075,230 and $33,424,703, respectively, and reported net income of $421,826 and $530,591, respectively, and cash flow (used in) provided by operating activities of $(546,624) and $500,430, respectively.

For the nine months ended September 30, 2026 and 2025, we generated net revenues of $95,949,763 and $86,364,899, respectively, and reported net income of $2,296,993 and $2,362,109, respectively, and cash flow used in operating activities of $4,103,188 and $425,000, respectively.

As noted in our unaudited consolidated financial statements, as of September 30, 2026, we had retained earnings of $3,406,667.

Results of Operations

The following table shows a comparison of our unaudited income statements for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026	2025
Statement of Operations Data
Revenues, net	$32,075,230	$33,424,703
Cost of revenues	(15,841,673)	(16,249,395)
Gross profit	16,233,557	17,175,308
Total operating expenses	15,741,446	16,433,302
Income from operations	492,111	742,006
Total other expenses, net	(38,773)	(28,075)
Income tax expense	(31,512)	(183,340)
Net income	421,826	530,591
Other comprehensive income (loss)	2,709	(38,581)
Total comprehensive income	$424,535	$492,010

	Nine Months Ended September 30,
	2026	2025
Statement of Operations Data
Revenues, net	$95,949,763	$86,364,899
Cost of revenues	(45,730,293)	(39,546,941)
Gross profit	50,219,470	46,817,958
Total operating expenses	47,300,845	43,534,236
Income from operations	2,918,625	3,283,722
Total other expenses, net	(74,471)	(51,174)
Income tax expense	(547,161)	(870,439)
Net income	2,296,993	2,362,109
Other comprehensive (loss) income	(10,948)	102,822
Total comprehensive income	$2,286,045	$2,464,931

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025

Revenues, Net

The Company generated $32,075,230 in revenues, net in the three months ended September 30, 2026, as compared to $33,424,703 in revenues, net in the same period in 2025. This represents a decrease in revenues, net of $1,349,473, or 4.04%. We attribute this decrease primarily to lower order volume amid an overall e-commerce traffic slowdown and intense competition, partially offset by a higher average order value.

Our total orders in the three months ended September 30, 2026 were approximately 1,463,551, as compared to 1,656,681 orders in the three months ended September 30, 2025, representing a decrease of 11.66%. The decline in order volume was the primary driver of the decrease in revenues. However, a higher average order value partially offset the impact of lower order volume, resulting in revenues declining at a slower pace than orders.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2026 totaled $15,841,673, as compared to $16,249,395 for the three months ended September 30, 2025. Cost of revenues for the three months ended September 30, 2026 was reduced by $474,614 of tariff-related refunds received from vendors in respect of prior purchases, as described under “Tariff Impact and Response Measures” above; excluding these refunds, cost of revenues for the quarter would have been $16,316,287. Excluding these refunds, cost of revenues increased slightly, primarily reflecting the lower reimbursement of lost inventories from the platforms. Cost of revenue includes the cost of the merchandise sold and shipping costs, as well as estimated losses due to damage to goods.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2026 totaled $15,741,446, representing a $691,856, or 4.21%, decrease from the $16,433,302 of total operating expenses for the three months ended September 30, 2025. This change was primarily caused by a decrease in selling and marketing expenses of $883,068 in line with the decrease in revenues, partially offset by an increase in general and administrative expenses of $191,212.

Total Other Expenses, Net

Total other expenses, net, for the three months ended September 30, 2026 was $38,773, compared to total other expenses, net, of $28,075 for the three months ended September 30, 2025.

Total Comprehensive Income

Total comprehensive income for the three months ended September 30, 2026 was $424,535, as compared to $492,010 for the three months ended September 30, 2025. The decrease in total comprehensive income was primarily attributable to lower income from operations for the three months ended September 30, 2026.

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Revenues, Net

The Company generated $95,949,763 in revenues, net in the nine months ended September 30, 2026, as compared to $86,364,899 in revenues, net in the same period in 2025. This represents an increase in revenues, net of $9,584,864, or 11.10%. We attribute this increase to our continued growth and maturity in our operating model, despite an overall e-commerce traffic slowdown and intense competition.

Our total orders in the nine months ended September 30, 2026 were approximately 4,319,834, as compared to 4,140,448 orders in the nine months ended September 30, 2025, representing an increase of 4.33%. The growth in order volume was the primary driver of revenue expansion. In addition, the higher average order value contributed to revenue growth exceeding the pace of order growth.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2026 totaled $45,730,293, as compared to $39,546,941 for the nine months ended September 30, 2025. The increase primarily reflects higher landed costs on inventory purchased in 2026 as a result of the tariff measures described above, labeling and preparation costs following Amazon’s discontinuation of its labeling service, partially offset by $489,470 of tariff-related refunds received from vendors and selective price increases.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2026 totaled $47,300,845, representing a $3,766,609, or 8.65%, increase from the $43,534,236 of total operating expenses for the nine months ended September 30, 2025. This change was primarily caused by an increase in selling and marketing expenses in line with the growth in revenues.

Total Other Expenses, Net

Total other expenses, net, for the nine months ended September 30, 2026 was $74,471, compared to total other expenses, net, of $51,174 for the nine months ended September 30, 2025.

Total Comprehensive Income

Total comprehensive income for the nine months ended September 30, 2026 was $2,286,045, as compared to $2,464,931 for the nine months ended September 30, 2025. The decrease in total comprehensive income was primarily attributable to lower net income, as well as the foreign currency translation adjustments, which reflected a loss of $10,948 for the nine months ended September 30, 2026, compared to a gain of $102,822 for the nine months ended September 30, 2025.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $1,121,671 and $3,792,033 as of September 30, 2026 and December 31, 2025, respectively.

Our primary uses of cash have been for inventory, payments to Amazon related to sales and shipping of products, for services provided, payments for marketing and advertising, and salaries paid to our employees. We have received funds from the sales of products that we sell online. The following trends are reasonably likely to result in changes in our liquidity over the near- to long-term:

●	An increase in working capital requirements to finance the rapid growth in our current business;

●	An increase in fees paid to Amazon and other partners as our sales grow;

●	The cost of being a public company;

●	Marketing and advertising expenses for attracting new customers;

●	Capital requirements for the development of additional infrastructure; and

●	Increased costs and inventory carrying requirements associated with import tariffs and global trade policy uncertainty.

We generate liquidity from the profitability of our ongoing business, and from debt to fund our operations.

The following table shows a summary of our cash flows for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
Statement of Cash Flows
Net cash used in operating activities	$(4,103,188)	$(425,000)
Net cash used in investing activities	$(45,559)	$(48,963)
Net cash provided by (used in) financing activities	$1,470,000	$(839,000)
Effect of changes in foreign currency exchange rates	$8,385	$(10,311)
Net decrease in cash	$(2,670,362)	$(1,323,274)
Cash - beginning of the period	$3,792,033	$2,119,581
Cash - end of the period	$1,121,671	$796,307

Net Cash Used in Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities amounted to $4,103,188, as compared to $425,000 of net cash used in operating activities for the nine months ended September 30, 2025. The increase in net cash used in operating activities was primarily driven by higher inventory purchases during 2026 and an increase in accounts receivable resulting from changes in Amazon’s Disbursement Policy, under which daily remittances are now delayed by seven days. As part of our strategy to ensure product availability and mitigate supply chain risks under evolving trade policies and in light of discontinuation of Amazon’s labeling service, we invested more heavily in inventory.

Despite the increase in revenues to $95,949,763 for the nine months ended September 30, 2026, as compared to $86,364,899 for the nine months ended September 30, 2025, the increase in revenues was offset by a corresponding increase in cost of revenues of $6,183,352 and an increase in operating expenses of $3,766,609.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2026, $45,559 in net cash was used in investing activities, compared to $48,963 in net cash used in investing activities for the nine months ended September 30, 2025. The decrease primarily reflects lower purchases of property and equipment for the nine months ended September 30, 2026.

Net Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities amounted to $1,470,000, as compared to net cash used in financing activities of $839,000 for the nine months ended September 30, 2025. The net cash inflow for the nine months ended September 30, 2026 was primarily due to advances of $2,956,000 received from related parties, partially offset by repayments of $1,486,000 made to related parties. The cash outflow for the nine months ended September 30, 2025 was primarily due to repayments made to related parties.

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

Taishin Line of Credit

On August 18, 2022, Flywheel entered into a line of credit agreement in the amount of $6,940,063 with Taishin. As amended through September 30, 2026, the line of credit was set to mature on November 13, 2026 and bore interest at a rate of 3.42% per annum. The line of credit agreement contains standard covenants and restrictions. As of September 30, 2026, the Company was in compliance with all applicable debt covenants. On October 20, 2026, the parties to the line of credit agreement amended the line of credit agreement such that it matures on April 16, 2027 and bears interest at a rate of approximately 3.23% per annum. As of September 30, 2026 and December 31, 2025, the outstanding balance under the Taishin line of credit was $628,931 and $637,348, respectively.

Stockholder Loan Agreement

From time to time, the Company receives loans and advances from Mr. Lai, the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company; and Ms. Yu, the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company, to fund its operations. Such loans are memorialized in the Stockholder Loan Agreement. The Stockholder Loan Agreement has a maturity date of December 31, 2026 and bears interest at an annual rate of 4.75%. Pursuant to the terms of the Stockholder Loan Agreement, the Company agreed to pay the Mr. Lai and Ms. Yu (i) an aggregate of $1,000,000 on each of January 31, 2026 and February 28, 2026, and (ii) the remainder of the principal amount on the maturity date; provided, however, that notwithstanding the foregoing, the parties agreed to discuss quarterly and make reasonable efforts, subject to the Company’s normal cash reserve and expansion plan (if any), to explore the possibility of early or delayed repayments. As of September 30, 2026 and December 31, 2025, the Company had $4,130,418 and $3,810,418, respectively, due to related parties (Mr. Lai and Ms. Yu). As of September 30, 2026, this amount included $4,130,418 in stockholder payables and $0 accrued for bonuses. As of December 31, 2025, this amount included $2,660,418 in stockholder payables and $1,150,000 accrued for bonuses.

On November 9, 2026, the Company entered into the Fifth Amendment to the Stockholder Loan Agreement. Pursuant to the terms of the Fifth Amendment, (i) the outstanding principal balance of $4,180,418 bears interest at a variable rate equal to the prime rate plus 1.75% per annum (8.75% as of November 9, 2026), replacing the previous fixed rate of 4.75% per annum, (ii) the maturity date was extended to March 31, 2027, and (iii) the principal balance is payable in monthly installments of $200,000 on the last day of each calendar month, beginning November 30, 2026, with any remaining principal balance due in full on the maturity date. The interest accrual will essentially just “stop” at the prior rate, and then interest will accrue on the principal amount at the new rate. Accrued interest is payable on December 31, 2026 and on the maturity date.

Leases

We have three operating leases (Flywheel has three office leases in Taiwan). The respective lease terms are June 10, 2025 to July 9, 2027, December 1, 2025 to November 30, 2028, and July 1, 2026 to June 30, 2029, respectively.

For the Year Ending December 31,	Amount

2026 (remainder)	$63,297
2027	220,915
2028	186,930
2029 and thereafter	80,198
Total minimum lease payments	551,340
Less: effect of discounting	(23,614)
Present value of the future minimum lease payment	527,726
Less: operating lease liabilities-current	(232,918)
Total operating lease liabilities-non-current	$294,808

Critical Accounting Policies and Estimates

The preparation of unaudited consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

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

Accounts Receivable and Allowance for Credit Losses - Accounts receivable are stated at historical cost, less allowance for credit loss. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. Credit losses are provided based on a past history of write-offs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. The Company adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The collection is primarily through Amazon and the collection period is usually approximately 14 days. The Company performs on-going evaluations of its customers and maintains an allowance for credit losses as the Company deems necessary or appropriate. As of September 30, 2026 and December 31, 2025, the Company did not deem it necessary to have an allowance for credit loss.

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

Policy for inventory allowance: The Company writes down the cost of obsolete and slow-moving inventories to the estimated net realizable value, based on inventory obsolescence trends, historical experience, forecasted consumer demand and application of the specific identification method. As of September 30, 2026 and December 31, 2025, $509,611 and $447,841, respectively, were written down from the cost of inventories to their net realizable values. Full inventory allowance is recorded for the inventory SKU not sold for more than one year.

Property and Equipment - Property and equipment are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The Company elected to expense any individual property and equipment items under $2,500.

The majority of the Company’s property and equipment is computers, and the estimated useful life is three years.

Impairment of Long-lived Assets- In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company did not record any impairment charges for the three and nine months ended September 30, 2026 and 2025.

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

The Company derives its revenues from the sale of consumer products. The Company sells its products directly to consumers through online retail channels. The Company considers customer order confirmations to be a contract with the customer. For each contract, the promise to transfer products is identified as the sole performance obligation. Transaction prices are evaluated for potential refunds or adjustments, determining the net consideration expected. Revenues for the three and nine months ended September 30, 2026 and 2025 were recognized at a point in time. Customer confirmations are executed at the time an order is placed through third-party online channels. For all of the Company’s sales and distribution channels, revenues are recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

The customer can return products within 30 days after the products are delivered and estimated sales returns are calculated based on the expected returns. The rates of sales returns were 6.94% and 7.09% of gross sales for the nine months ended September 30, 2026 and 2025, respectively.

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

A performance obligation, defined as the promise to transfer a distinct good, is the unit of account in ASC Topic 606. The Company treats shipping and handling as fulfillment activities, not separate performance obligations. Costs for shipping and handling were $21,029,940 and $19,232,988 for the nine months ended September 30, 2026 and 2025, respectively, recorded as selling and marketing expenses.

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

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenues or gross accounts receivable balance at the balance sheet date. During the three and nine months ended September 30, 2026 and 2025, the Company had no customer that accounted for 10% or more of total net revenues. In addition, as of September 30, 2026 and December 31, 2025, the Company had no customer that accounted for 10% or more of gross accounts receivable. As of September 30, 2026 and December 31, 2025, all of the Company’s accounts receivable were held by the Company’s sales platform agent, Amazon, which collects money on the Company’s behalf from its customers. Therefore, the Company’s accounts receivable are comprised of receivables due from Amazon and the disbursement from Amazon to the Company usually takes approximately 14 days.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenues from the Company’s end customers. During the nine months ended September 30, 2026 and 2025, approximately 97% and 99%, respectively, of the Company’s revenues were through or with the Amazon sales platform.

Foreign Currency Exchange Risk - The Company is exposed to foreign currency exchange risk through its foreign subsidiary in Taiwan. The Company does not hedge foreign currency translation risk in the net assets and income reported from these sources.

Advertising and Promotion Expenses – The Company’s policy is to recognize advertising costs as they are incurred. Advertising and promotion expenses were $4,163,538 and $3,190,480 for the nine months ended September 30, 2026 and 2025, respectively.

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

Earnings per Share - The Company computes basic earnings per common share using the weighted-average number of shares of common stock outstanding during the period. For the period in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. There were no dilutive securities or other items that would affect earnings per share for the three and nine months ended September 30, 2026 and 2025. Therefore, the diluted earnings per share is the same as the basic earnings per share.

Shares Issued for Services – Stock-based compensation cost for all equity-classified stock awards expected to vest is measured at fair value on the date of grant and recognized over the service period.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures, which requires the disaggregation of certain expenses in the notes of the financials, to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. The Company does not expect a material impact to the Company’s results of operations, cash flows and financial condition at the time of adoption; however, the Company is still assessing the disclosure impact.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The Company adopted ASU 2025-05 on January 1, 2026 on a prospective basis and elected the practical expedient. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Except for the above-mentioned pronouncements, there are no recently issued accounting standards that are expected to have a material impact on the consolidated financial position, statements of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

While we are a smaller reporting company and we are, therefore, not required to disclose material changes to the risk factors that were contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated from time to time, there have been material developments to the previously disclosed risk factors. Except as set forth below and in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tariff Impact and Response Measures,” there have been no other material changes to our risk factors.

Our business, gross margin, and results of operations have been, and may continue to be, materially and adversely affected by Section 301 tariffs, evolving trade protectionist measures, and ongoing trade investigations.

Following the U.S. Supreme Court’s February 20, 2026 ruling that invalidated prior IEEPA tariff regimes, the U.S. administration implemented a temporary 10% global import surcharge under Section 122 of the Trade Act, which expired by statute on July 24, 2026. Effective July 24, 2026, the surcharge was replaced by tariffs under Section 301 of the Trade Act of 10% or 12.5% on imports from 60 economies, including an additional 12.5% duty on products imported from China (on top of pre-existing Section 301 duties), following the USTR’s determination regarding foreign labor practices. Unlike the expired Section 122 surcharge, these Section 301 tariffs carry no statutory expiration date and currently provide no administrative product exclusion process.

Furthermore, the separate Section 301 investigation initiated by the USTR on March 11, 2026 into structural manufacturing overcapacity across 16 economies (including China) remains pending and may result in in further duties on consumer goods we import. While the United States and China agreed in September 2026 to extend their bilateral trade truce through January 10, 2027 and identified potential tariff reductions for certain non-sensitive categories (such as toys, kitchenware, and small appliances), the timing and extent of any relief remain uncertain, and remaining Section 301 product exclusions for goods from China expire in November 2026. These tariffs have materially increased our landed costs and required higher working capital commitments to build inventory ahead of peak selling seasons. If we cannot pass these cost increases to consumers or negotiate offsetting vendor terms, our gross margins and profitability will be materially diminished.

The termination and permanent repeal of de minimis treatment for low-value shipments has increased our compliance and landed costs and may disrupt our small-parcel supply chain.

Effective June 24, 2026, CBP codified regulations enforcing the permanent suspension of the “de minimis” exemption under Section 321 of the Tariff Act of 1930, as amended (the “Tariff Act”), for all commercial shipments, which action was upheld by the U.S. Court of International Trade in August 2026. Furthermore, statutory repeal of the Section 321 exemption is scheduled to take effect on July 1, 2027.

Under current 2026 regulations, all such shipments—including those sent via international postal networks—are now subject to:

●	Formal Entry Requirements: Mandating the use of licensed customs brokers and the filing of formal entry types in the Automated Commercial Environment (ACE).
●	Direct Duties: Payment of applicable Section 301 tariffs, statutory ad valorem duties, and any other applicable border charges.
●	New Processing Fees: Additional flat fees for postal items and increased carrier surcharges for duty handling.

These regulatory changes have materially increased our per-unit landed costs, clearance transit times, brokerage fees, and administrative compliance burdens, and could hinder our ability to cost-effectively fulfill small-parcel direct imports.

We may be unable to recover duties paid under invalidated 2025 tariff regimes, and any recovery process may be costly and delayed.

Although the U.S. Supreme Court ruled that the IEEPA-based tariffs imposed in 2025 were unauthorized and the U.S. Court of International Trade certified a nationwide class of eligible importers on October 8, 2026, the timing and net realization of CBP refund distributions remain subject to substantial administrative delays. While we received $489,470 of tariff-related refunds directly from vendors during the nine months ended September 30, 2026, we cannot assure you that we will secure additional vendor reimbursements or direct government refunds. To the extent refunds are delayed, subject to offset, or disputed, our cash flows and historic cost of revenues will continue to bear the burden of these invalidated exactions.

Our revenue is dependent upon maintaining our relationship with Amazon and failure to do so, or any restrictions on our ability to offer products on the Amazon Marketplace, could have an adverse impact on our business, financial condition and results of operations.

To date, we have generated practically all of our revenue as a third-party seller on Amazon Marketplace. In 2025 and 2024, 98% and 99%, respectively, of our net revenue was through or with the Amazon sales platform. During the nine months ended September 30, 2026, approximately 97% of our net revenues were generated through or with the Amazon sales platform. Therefore, we depend entirely on our relationship with Amazon for growth. In particular, we depend on our ability to offer products on the Amazon Marketplace. We also depend on Amazon for the timely delivery of products to customers. Any adverse change in our relationship with Amazon, including restrictions on the ability to offer products or termination of the relationship, could adversely affect our continued growth and financial condition and results of operations. Changes in Amazon’s operational policies, fulfillment requirements, or payment terms can materially strain our working capital and increase our cost of doing business. For example, effective January 1, 2026, Amazon discontinued its internal prep and labeling services, forcing us to engage third-party fulfillment contractors and shift FNSKU labeling to upstream manufacturers, increasing our fulfillment unit costs. In addition, in April 2026, Amazon modified its Disbursement Policy by delaying daily sales remittances by seven days, which substantially increased our accounts receivable balance and reduced immediate liquidity, necessitating liquidity advances of $2,956,000 from our executive officers. Any further payment holdbacks, remittance delays, or fee revisions by Amazon could severely impair our liquidity, cash flows, and operational agility.

A change in one or more of our vendors’ policies or our relationship with those vendors could adversely affect our results of operations.

We are dependent on our vendors to supply merchandise in a timely and efficient manner. If a vendor fails to deliver on its commitments, whether due to financial difficulties or other reasons, we could experience merchandise shortages that could lead to lost sales. Due to the discontinuation of Amazon’s labeling services, we now also depend on vendors and third-party prep centers to properly apply barcodes, polybags, and Amazon-compliant packaging at the source. Any failure by vendors to meet these packaging standards can result in inventory intake rejections, inbound carrier penalties, or delisting on the platform.

Historically, we have not experienced difficulty in obtaining satisfactory sources of supply and management believes that we will continue to have access to adequate sources of supply. No individual vendor exceeded 15% of purchases in the year ended December 31, 2025.

Our increasing reliance on autonomous and semi-autonomous artificial intelligence (“AI”) agents across core operational functions introduces complex operational, supply chain, and cash management risks that could disrupt our business and materially adversely affect our operating results.

We increasingly rely on AI systems and autonomous agentic workflows to execute core operational tasks, including purchasing and inventory replenishment, dynamic pricing, advertising campaign optimization, inbound logistics scheduling, inventory reconciliation, customer support, and regulatory compliance. The day-to-day autonomy granted to these agents reduces real-time human oversight and exposes our operations to systemic failures, including, but not limited to, the following:

●	Our AI purchasing agents generate automated purchase orders and financial commitments to suppliers based on demand forecasting models. If these models rely on flawed data feeds, fail to interpret seasonal demand spikes, misunderstand supplier terms (such as minimum order quantities, lead times, or cancellation rights), or encounter unforeseen demand shocks, we may incur excessive binding purchase commitments. Such errors can misallocate working capital, generate unhedged cash liabilities, and result in severe excess or obsolete inventory, requiring material inventory write-downs.

●	Our AI agents operate across interdependent functions. A pricing agent’s autonomous discount to maintain Buy Box velocity can create artificial demand signals that trigger an advertising agent to aggressively scale bid budgets and an inventory replenishment agent to execute bulk reorders. These uncoordinated or compounding algorithmic reactions can deplete liquidity, erode gross margins, and cause rapid stock-outs or over-deliveries before management detects and intervenes in the loop.

●	Automated inbound shipment and reconciliation agents may misinterpret physical third-party logistics data, shipment receipts, or marketplace fulfillment center confirmations. Failures to strictly adhere to marketplace-specific packaging, prep, carton labeling, or delivery appointment specifications can lead to rejected shipments, carrier detention charges, inventory delays, or phantom stock adjustments that disrupt order fulfillment and distort financial reporting.

If our AI agents fail to perform as anticipated, or if our monitoring, circuit breakers, and internal controls fail to arrest algorithmic errors promptly, our operational efficiency, cash flows, and overall financial condition could be materially and adversely affected.

Because we sell almost exclusively through Amazon, any failure of our AI agents to strictly comply with platform policies, developer standards, or marketplace rules could lead to account suspension, listing removals, or loss of access, which would immediately eliminate substantially all of our revenue.

We generate nearly all of our net sales through the Amazon marketplace, making us uniquely vulnerable to platform enforcement actions. Amazon enforces rigorous policies governing application programming interface (“API”) access, automated developer tools, customer communications, dynamic pricing, and product listings.

Tools integrating with Amazon’s seller central or selling partner APIs must adhere to strict rate limits, data usage policies, and system identification requirements, and must refrain from unauthorized data scraping. If our operational AI agents execute excessive API queries, scrape third-party data, or fail to observe required operational guardrails, Amazon may throttle or revoke our API access, invalidate developer credentials, or temporarily or permanently deactivate our seller accounts, which would immediately halt operations and eliminate our primary revenue stream.

Our pricing agents dynamically adjust product prices in response to competitor activity and marketplace conditions. Algorithmic pricing spikes during supply crunches can violate Amazon’s Marketplace Fair Pricing Policy, resulting in Buy Box suppression, search de-ranking, or listing deactivation. Conversely, uncontrolled automated pricing wars can drive product listings below profitable margins or trigger minimum pricing violations.

We employ AI agents to automate customer service interactions. Inaccurate, misleading, or automated statements generated by these agents—including unauthorized warranty promises, inaccurate product descriptions, or non-compliant claims (e.g., consumer health, safety, or regulatory certifications)—can violate Amazon communication policies, inflate our order defect rate, trigger customer disputes and guarantee claims, or prompt enforcement actions under Federal Trade Commission (“FTC”) regulations.

Amazon regularly updates listing, hazard, and product regulatory requirements. If our compliance agents misclassify inventory, fail to supply updated testing documentation, or submit inaccurate safety disclosures, Amazon may suppress or destroy existing inventory at our expense.

We cannot assure you that our AI agent governance framework will anticipate every algorithmic failure mode or prevent actions that breach platform rules. The occurrence of any material non-compliance could result in penalties, loss of key listing privileges, or termination of our seller accounts, any of which would have an immediate catastrophic effect on our business, financial position, and results of operations.

Our deployment of autonomous AI agents exposes us to emerging cybersecurity threats, model drift, and governance challenges, which could result in data breaches, unauthorized commercial actions, or compromised internal controls.

The operational reliance on autonomous AI software introduces specific technological and legal vulnerabilities. For example, agents processing unstructured external communications (e.g., buyer inquiries, review text, vendor emails, or electronic invoices) are subject to prompt injection or manipulation tactics. Hostile third parties may craft inputs designed to bypass system constraints, alter agent logic, access sensitive financial or operational data, or manipulate order processing and refund approvals.

AI algorithms can also degrade over time when market conditions diverge from training data. When day-to-day decisions are delegated to machine learning agents, maintaining an auditable decision trail becomes challenging. The lack of operational explainability can impair our management’s visibility, complicate internal audit procedures, and hinder our ability to defend pricing, inventory write-downs, or supplier disputes.

Our proprietary agents depend upon underlying foundation models, cloud infrastructure, and software frameworks provided by third-party vendors. Outages, security incidents, licensing disputes, or unannounced API modifications by these third-party foundation providers could disable or impair our agents without warning, forcing manual operational intervention that our workforce is not structured to handle at current volumes.

Any significant breakdown in our AI agent security, governance, or algorithmic accuracy could undermine our internal controls over operational processes, damage our commercial relationships, expose us to litigation or regulatory penalties, and materially harm our business and brand reputation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 2, 2026, the Company issued 1,642 shares of Company common stock to each of Sam Lai, Maggie Yu, Michael Lenner, Alan Gao and Hillary Bui, with a fair market value of $1.8270 per share as compensation for the services as executives or directors of the Company pursuant to the terms of their respective Executive Employment Agreements or Director Agreements with the Company.

These shares were issued pursuant to an exemption from the registration requirements of the Securities Act available to us by Section 4(a)(2) promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) On November 9, 2026, the Company, Mr. Lai and Ms. Yu entered into the Fifth Amendment to the Stockholder Loan Agreement. Mr. Lai is the Company’s Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer and a significant stockholder of the Company; and Ms. Yu is the Company’s Senior Vice President, a member of the Company’s Board of Directors and a significant stockholder of the Company. Pursuant to the terms of the Fifth Amendment, (i) the outstanding principal balance of $4,180,418 bears interest at a variable rate equal to the prime rate plus 1.75% per annum (8.75% as of November 9, 2026), replacing the previous fixed rate of 4.75% per annum, (ii) the maturity date was extended to March 31, 2027, and (iii) the principal balance is payable in monthly installments of $200,000 on the last day of each calendar month, beginning November 30, 2026, with any remaining principal balance due in full on the maturity date. The interest accrual will essentially just “stop” at the prior rate, and then interest will accrue on the principal amount at the new rate. Accrued interest is payable on December 31, 2026 and on the maturity date.

The foregoing description of the Fifth Amendment is qualified in its entirety by reference to the Fifth Amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the registrant’s last fiscal quarter, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
10.1	Fourth Amendment to Loan Agreement, dated August 10, 2026, by and among the registrant, Sam Lai and Sau Kuen Yu (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2026).
10.2*	Fifth Amendment to Loan Agreement, dated November 9, 2026, by and among the registrant, Sam Lai and Sau Kuen Yu.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HOUR LOOP, INC.

Dated: November 12, 2026	By:	/s/ Sam Lai
Sam Lai
Chief Executive Officer and Interim Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

